Form 10QSB
period 1996-07-31
JACKSON HEWITT INC
filed 1996-09-16
CIK 840346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-22324

                               JACKSON HEWITT INC.
       (Exact name of small business issuer as specified in its charter)

        Virginia                                         54-1349705
(State of organization)                   (I.R.S. Employer Identification No.)

                4575 Bonney Road, Virginia Beach, Virginia 23462
                     (Address of principal executive office)

                                 (757) 473-3300
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares  outstanding  of each of the  issuer's  classes  of
common  stock,  as of the last  practicable date:   4,514,806

Transitional Small Business Issuer Format (check one):   [  ]  Yes     [X]  No

                               JACKSON HEWITT INC.
                         Quarterly Report on Form 10-QSB

                                Table of Contents

PART I          FINANCIAL INFORMATION                                                                    PAGE
    Item 1.     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of July 31, 1996 (unaudited) and
                     April 30, 1996....................................................................    3

                     Condensed Consolidated Statements of Operations for the Three Months Ended
                     July 31, 1996 and 1995 (unaudited)................................................    5

                     Condensed Consolidated Statement of Shareholders' Equity for the Three Months
                     Ended July 31, 1996 (unaudited)...................................................    6

                     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     July 31, 1996 and 1995 (unaudited)................................................    7

                     Notes to Condensed Consolidated Financial Statements..............................    8

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...  11

PART II         OTHER INFORMATION

    Item 5.     Other Information

    Item 6.     Exhibits and Reports on Form 8-K

                              Jackson Hewitt Inc.

                     Condensed Consolidated Balance Sheets

                                                                        July 31,           April 30,
                                                                          1996                1996
                                                                    -----------------   -----------------
                                                                      (Unaudited)
                           Assets

Current assets:
       Cash and cash equivalents                                            $229,390          $3,557,861
       Receivables (notes 2 and 7):
             Trade accounts                                                2,379,973           3,171,035
             Notes receivable, current portion                             4,390,077           4,376,338
             Allowance for doubtful accounts                              (1,300,016)         (1,366,250)
             Interest                                                        587,077             328,049
                                                                    -----------------   -----------------
                    Total receivables, net                                 6,057,111           6,509,172
                                                                    -----------------   -----------------

       Tax benefit (note 4)                                                  803,814                   -
       Prepaid expenses and supplies                                         347,532             259,591
       Deferred income taxes                                                 697,000             828,000
                                                                    -----------------   -----------------

                    Total current assets                                   8,134,847          11,154,624
                                                                    -----------------   -----------------


Property and equipment, at cost:
       Property and equipment                                              4,021,708           3,956,475
       Computer software                                                     899,049             877,139
                                                                    -----------------   -----------------
                                                                           4,920,757           4,833,614

       Less accumulated depreciation and amortization                      1,978,954           1,802,689
                                                                    -----------------   -----------------
                                                                           2,941,803           3,030,925

Intangible assets, net (notes 5 and 7):
       Customer lists, net                                                 2,525,727           1,366,409
       Other, net                                                            750,318             162,215
                                                                    -----------------   -----------------
                                                                           3,276,045           1,528,624

Notes receivable, less current portion (notes 2 and 7)                     9,994,472           9,797,258
Other assets                                                                 299,258             444,430
                                                                    -----------------   -----------------
                                                                          10,293,730          10,241,688
                                                                    -----------------   -----------------




                                                                         $24,646,425         $25,955,861
                                                                    =================   =================
                                                                                             (continued)

                              Jackson Hewitt Inc.

                                                                        July 31,           April 30,
                                                                          1996                1996
                                                                    -----------------   -----------------
                                                                      (Unaudited)
Liabilities, Redeemable Convertible Preferred Stock
      and Shareholders' Equity
Current liabilities:
       Line of credit agreement (note 6)                                  $4,438,924                   -
       Current installments of notes payable (note 7)                      1,355,506            $462,166
       Current installments of capital lease obligations                     598,504             582,645
       Accounts payable and other liabilities                              2,054,162           3,108,570
       Accrued payroll and related liabilities                               375,912             936,158
       Income taxes payable                                                  155,303           1,138,202
       Deferred franchise fees                                               248,694             207,500
                                                                    -----------------   -----------------
                    Total current liabilities                              9,227,005           6,435,241

Notes payable, excluding current installments (note 7)                     1,787,852           1,480,873
Capital lease obligations, excluding current installments                    457,812             599,044
Convertible notes                                                            762,750             762,750
                                                                    -----------------   -----------------
                                                                           3,008,414           2,842,667

Stock purchase warrants (note 6)                                                   -             609,492

Deferred credits:
       Income taxes, net                                                   1,266,380           1,059,000
       Minority interest                                                     120,075           1,902,420
                                                                    -----------------   -----------------
                    Total liabilities                                     13,621,874          12,848,820

Series A redeemable convertible preferred stock, no par value;
        1,000,000 shares authorized; 504,950 shares issued
             and outstanding                                               3,380,858           3,277,792

Shareholders' equity:
       Common stock, $.02 par value:
             Authorized shares - 10,000,000
             Issued and outstanding shares - 4,514,806 as of
                  July 31, 1996 and 4,408,056 as of April 30, 1996            90,296              88,161
       Additional capital                                                  7,665,678           7,180,038
       Retained earnings                                                   1,091,694           3,765,025
       Stock subscription receivable (note 8)                             (1,203,975)         (1,203,975)
                                                                    -----------------   -----------------

                    Shareholders' equity                                   7,643,693           9,829,249

Commitments, contingencies and subsequent
       event (notes 6 and 8)
                                                                    -----------------   -----------------

                                                                         $24,646,425         $25,955,861
                                                                    =================   =================

See notes to condensed consolidated financial statements.

                              Jackson Hewitt Inc.

          Condensed Consolidated Statements of Operations (Unaudited)

                                                                           Three months ended July 31
                                                                    -------------------------------------

                                                                          1996                1995
                                                                    -----------------   -----------------

Revenue                                                                     $979,941            $758,258
Selling, general, and administrative expenses                              3,055,793           3,222,183
                                                                    -----------------   -----------------

                    Loss from operations                                  (2,075,852)         (2,463,925)
                                                                    -----------------   -----------------

Other income (expenses):
       Interest income                                                       458,902             472,722
       Interest expense                                                     (320,594)           (215,558)
       Gain (loss) on sale of intangible assets and property
               and equipment                                                 (15,211)            109,813
       Minority interest                                                     (14,937)             (3,847)
                                                                    -----------------   -----------------
                                                                             108,160             363,130
                                                                    -----------------   -----------------

                    Loss before provision for income taxes
                             and extraordinary item                       (1,967,692)         (2,100,795)

Income tax benefit (note 4)                                                 (645,815)           (774,436)
                                                                    -----------------   -----------------

                    Net loss before extraordinary item                    (1,321,877)         (1,326,359)
                                                                    -----------------   -----------------

Extraordinary loss on early extinguishment of stock
               purchase warrant obligation (note 6)                       (1,248,388)                  -
                                                                    -----------------   -----------------

                    Net loss                                              (2,570,265)         (1,326,359)
                                                                    -----------------   -----------------

Dividends accrued on Series A redeemable convertible
    preferred stock                                                          (82,593)            (75,093)
Accretion of preferred stock to estimated liquidation value                  (20,473)            (19,871)
                                                                    -----------------   -----------------

                    Net loss attributable to common shareholders         ($2,673,331)        ($1,421,323)
                                                                    =================   =================

Net loss per common share (note 3):

            Net loss before extraordinary item                                ($0.32)             ($0.33)
                                                                    =================   =================

            Net loss                                                          ($0.59)             ($0.33)
                                                                    =================   =================

Weighted average shares outstanding                                        4,501,441           4,300,364
                                                                    =================   =================

See notes to condensed consolidated financial statements.

                              Jackson Hewitt Inc.
            Condensed Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended July 31, 1996
                                  (unaudited)

                                   Common Stock                                                Stock           Total
                            --------------------------      Additional       Retained       Subscription    Shareholders'
                               Shares        Amount          Capital         Earnings        Receivable        Equity
                            ----------------------------------------------------------------------------------------------
Balance at April 30, 1996     4,408,056      $88,161        $7,180,038    $3,765,025        ($1,203,975)      $9,829,249

Dividends accrued on
    redeemable convertible
    preferred stock               -             -                 -          (82,593)             -              (82,593)

Accretion of preferred
    stock to estimated
    liquidation value             -             -                 -          (20,473)             -              (20,473)

Stock purchase warrants
    (note 6)                      -             -                7,400           -                -                7,400

Net shares issued
    in acquisition of
    franchisee (note 7)         106,750        2,135           478,240           -                -              480,375

Net loss                          -             -                 -       (2,570,265)             -           (2,570,265)
                            ----------------------------------------------------------------------------------------------

Balance at July 31, 1996      4,514,806      $90,296        $7,665,678    $1,091,694        ($1,203,975)      $7,643,693
                            ==============================================================================================

                              Jackson Hewitt Inc.

          Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                           Three Months Ended July 31
                                                                    -------------------------------------

                                                                          1996                1995
                                                                    -----------------   -----------------

Net cash used in operations                                              ($6,082,683)        ($3,012,798)

Investing activities:
        Notes receivable financing of franchisees                                  -            (293,499)
        Payments received from franchisees                                    36,706             259,214
        Purchases of customer lists and other assets                               -              (3,259)
        Purchases of property and equipment                                 (113,758)            (41,963)
                                                                    -----------------   -----------------
Net cash used in investing activities                                        (77,052)            (79,507)
                                                                    -----------------   -----------------

Financing activities:
        Net borrowings under lines of credit                               4,438,924           1,993,682
        Repayments of long-term debt                                         (44,278)           (123,920)
        Proceeds from long-term debt                                         452,500             114,636
        Repayments of obligations under capital leases                      (139,915)           (104,913)
        Retirement of stock purchase warrant obligation                   (1,875,967)                  -
                                                                    -----------------   -----------------
Net cash provided by financing activities                                  2,831,264           1,879,485
                                                                    -----------------   -----------------

                    Net decrease in cash                                 ($3,328,471)        ($1,212,820)
                                                                    =================   =================

See notes to condensed consolidated financial statements.

                              Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 July 31, 1996

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Jackson Hewitt Inc. annual report on Form 10-KSB for the year ended April 30, 1996.

2.  Notes Receivable

At July 31, 1996, the Company had an investment in notes and related interest receivable of approximately $2,279,000 which had recorded values that exceeded the fair value of the underlying collateral by approximately $447,000. In addition, the Company had trade accounts receivable due from these business partners of approximately $188,000 at July 31, 1996. The Company has reflected an allowance of $635,000 for this impairment in the accompanying consolidated balance sheet. Activity in the allowance for doubtful accounts for the three months ended July 31, 1996 is summarized as follows:

     Beginning balance                                   $1,366,250
     Additions charged to expense                           266,823
     Write-offs                                           (333,057)
                                                   =================
     Ending balance                                      $1,300,016
                                                   =================

The Company's average investment in impaired notes receivable during the quarter ended July 31, 1996 was approximately $2,272,000. Interest income related to these notes of approximately $68,000 has been included in the accompanying consolidated statements of operations.

3.  Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effects of stock options and warrants. Net loss is adjusted for dividends accrued on Series A Redeemable Convertible Preferred Stock and accretion of preferred stock issuance costs to arrive at net loss per common share. The Company's convertible notes and redeemable convertible preferred stock are excluded from the calculation of net loss per common share because they are not common stock equivalents.

4.  Income Taxes

The Company's business is seasonal with anticipated losses during the first three quarters. The Company anticipates taxable income for the fiscal year and, therefore, has provided a benefit for income taxes.

                              Jackson Hewitt Inc.

5.  Acquisition of Franchise Assets

During the quarter ended July 31, 1996, the Company acquired the client lists and other assets of 8 Jackson Hewitt franchises for a total purchase price of $656,511. The Company canceled notes and accounts receivable of $651,625, and assumed franchisee obligations totaling $4,886 to complete these transactions.

The purchase price is allocated among the assets acquired based on the relative fair value of the underlying assets. The portion allocated to customer lists is generally based on a percentage of gross revenue generated by the respective franchises. The purchase price was allocated among the assets purchased during the quarter as follows:

  Customer lists                                       $431,591
  Other intangible assets, primarily goodwill            22,995
  Amounts charged against allowance
          for doubtful accounts                         201,925

                                                ================
  Total                                                $656,511
                                                ================

6.  Line of Credit and Extraordinary Item

In June 1996, the Company's lender renewed the Company's revolving capital facility (the Facility) through July 31, 1997. In August 1996, the Company's lender extended a commitment to increase the amount available under the Facility. Under the terms of the commitment, amounts which can be borrowed under the Facility vary from $2,000,000 to $7,900,000 throughout the year. Under the terms of the commitment, the Facility bears interest, which is payable monthly, at prime plus 0.5% on the first $6,500,000 and at prime plus 1.25% on amounts in excess of $6,500,000. The Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At July 31, 1996, the Company had borrowed $4,438,924 against the Facility.

In conjunction with the renewal of the Facility, in June 1996 the Company agreed to repurchase the put option on all of the warrants and retire 572,549 of the 582,549 warrants held by the lender for $1,875,967. The Company financed the purchase using amounts available under the Facility. A loss of approximately $1,248,000 associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations for the three months ended July 31, 1996. The remaining outstanding purchase warrants at July 31, 1996 have been included in additional capital in the accompanying condensed consolidated balance sheet.

At July 31, 1996, the Company was not in compliance with the total liabilities to tangible net worth covenant in the agreement governing the Facility. In September 1996, the lender amended the covenant to resolve the instance of noncompliance.

7.  Acquisition

On July 31, 1996, the Company completed an exchange of 106,750 shares of the Company's common stock, net of shares retired, for all of the outstanding stock of Oden Inc., a franchisee. The total purchase price, based upon the market value of the Company's stock at July 31, 1996, was $480,375. The transaction was accounted for as a purchase and the resulting goodwill will be amortized over 15 years. Assets acquired and liabilities assumed in the purchase are as follows:

                               Jackson Hewitt Inc.

7.  Acquisition (continued)

 Assets acquired:

       Cash                                           $5,195
       Accounts receivable                            55,587
       Notes and interest receivable                 645,693
       Prepaid expenses                                1,480
       Fixed assets                                   22,295
       Customer lists                                837,911
       Goodwill                                      575,785
       Other assets                                    9,016
                                                -------------
            Total assets                           2,152,962
                                                -------------

 Liabilities assumed:

      Accounts payable                               483,176
      Notes and interest payable                   1,009,031
      Deferred income taxes                          180,380
                                                -------------
            Total liabilities                      1,672,587
                                                -------------
 Purchase price                                     $480,375
                                                =============

Included in accounts payable and notes and interest payable are amounts due to the Company of $464,821 and $182,970, respectively, which have been eliminated in consolidation from the accompanying consolidated balance sheet as of July 31, 1996. The remaining notes payable are due to former Oden shareholders and are due in varying installments from February 1997 to February 1998.

The following unaudited pro forma financial information combines the results of operations of the Company and Oden as if the acquisition occurred at the beginning of fiscal 1997 and 1996, respectively, after giving effect to certain adjustments, including the depreciation and amortization of assets based on their fair values and intercompany eliminations. The unaudited pro forma information does not purport to represent what the results of operations of the Company would have been if such transactions had in fact occurred on such dates or to project the Company's results of operations as of any future dates or for any future period.

                                                          Three months ended            Year ended
                                                             July 31, 1996            April 30, 1996
                                                         ----------------------   ---------------------
                                                                            (unaudited)

      Revenue                                                         $951,869           $25,723,168
          Net income (loss) before extraordinary item              (1,188,284)             2,308,500
          Net income (loss)                                       ($2,436,672)            $2,308,500

      Net income (loss) per common share:

           Net income (loss) before extraordinary item                 ($0.29)                 $0.38
           Net income (loss)                                           ($0.56)                 $0.38

8.  Stock Subscription Receivable

The stock subscription receivable reflected in the accompanying unaudited condensed consolidated balance sheets was due from the Company's Chairman of the Board of Directors on April 30, 1996. On September 9, 1996, John Hewitt informed the Company of his intention to resign from the Company effective immediately. The Company is currently negotiating the terms of Mr. Hewitt's severance. Mr. Hewitt intends to remain a member of the Company's Board of Directors.

JACKSON HEWITT INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

         The Company operates in one industry segment with two lines of business: franchised and Company-owned stores. The Company does not currently allocate costs or determine profitability by lines of business. However, it has developed limited profitability analyses related to the franchise fee component of total franchise revenue, as further discussed below.

Seasonality

         Historically, the Company has generated substantially all of its revenue during January through April of each year. During 1996, the Company generated 89% of its revenue during this period. Therefore, the Company operates at a loss during the first three quarters of each fiscal year, during which time it incurs costs associated with preparing for the following tax season.

Results of Operations

         The Company's total revenue for the first three months of 1997 was $1.0 million compared to $0.8 million for the first three months of 1996 (all references in this section of the discussion are to the Company's fiscal years) primarily due to an increase of $0.1 million in franchise fee revenue net of the allowance for refunds as a result of improved franchise sales. Operating losses from sales of franchises, defined as franchise fees less the Company's estimated costs of securing such sale (e.g. payroll allocations of its franchise department, legal department, training department and allocations of appropriate indirect costs) approximated $0.3 million and $0.2 million for the three months ended July 31, 1996 and 1995, respectively. The Company had anticipated operating losses from the sale of franchises for each respective interim period.

         Selling, general and administrative ("SG&A") expenses decreased 5.4% to $3.1 million for the first three months of fiscal 1997 from $3.2 million for the first quarter of fiscal 1996. SG&A expenses increased $0.2 million in corporate administrative functions primarily due to increased advertising expenses. Field operations expenses decreased $0.3 million as a result of a reduction in Company-operated Copy Pack & Ship stores in the first quarter of 1997.

         Other income and expense decreased to $0.1 million from $0.4 million in 1996. The decrease is primarily attributable to an increase in interest expense related to loan discount amortization associated with warrants issued in fiscal 1996 by the Company's primary lender and a decrease in the gain on sale of intangible assets and property and equipment.

Liquidity and Capital Resources

         In June 1996, the Company's lender renewed the Company's revolving capital facility (the Facility) through July 31, 1997. On September 10, 1996, the Company's lender amended the Facility to increase the amount available. Under the terms of the amendment, amounts which can be borrowed under the Facility vary from $2.0 million to $7.9 million throughout the year. The Facility bears interest, payable monthly, at prime plus 0.5% on the first $6.5 million and at prime plus 1.25% on amounts in excess of $6.5 million. The Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At July 31, 1996, the Company had borrowed $4.4 million against the Facility.

         In conjunction with the renewal of the Facility, on June 7, 1996, the Company agreed to repurchase the put option on all of the warrants and retire 572,549 of the 582,549 outstanding warrants held by the lender for approximately $1.9 million. The Company financed the transaction using amounts available under the Facility. A loss of approximately $1.2 million associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the Company's results of operations for the three months ended July 31, 1996.

         At July 31, 1996, the Company was not in compliance with the total liabilities to tangible net worth covenant in the agreement governing the Facility. In September 1996, the lender amended the covenant to resolve the instance of noncompliance.

         Cash flows from the Company's operating, investing and financing activities are disclosed in the accompanying condensed consolidated statement of cash flows. In the three months ended July 31, 1996, the Company used $6.1 million in operations as compared with $3.0 million for the three months ended July 31, 1995. The increase is primarily attributable to a partnership minority interest withdrawal of $1.8 million in May, increased income tax payments of $0.7 million in the first quarter of 1997 and decreased payments received in the first quarter of 1997 from companies who were sold equipment used in Company-operated offices of $0.5 million.

         The Company's investing activities used $0.1 million each in the three months ended July 31, 1996 and 1995.

         The Company's financing activities for the three months ended July 31, 1996 provided $2.8 million compared with $1.9 million provided in the three months ended July 31, 1995. The increase is primarily attributable to increased borrowings under the Company's working capital facility of $2.4 million and proceeds of a loan from one of the Company's lenders of $0.4 million which were partially offset by a $1.9 million payment for the retirement of the put and the majority of the outstanding warrants held by the Company's lender as discussed above.

         The Company's current assets at July 31, 1996 were $8.1 million compared to $11.2 million at April 30, 1996. The decrease resulted primarily from a decrease of $3.3 million in cash which is discussed above.

         During the first quarter of 1997, the Company acquired the client lists and other assets of 8 franchises for a total purchase price of $0.7 million, in exchange for the cancellation of outstanding notes and accounts receivable.

         In July 1996, the Company completed an exchange of 106,750 shares, net of shares retired, of the Company's common stock for ownership in Oden Inc. The acquisition was accounted for as a purchase and as a result, all of the assets and liabilities were adjusted to their fair values with the excess purchase price allocated to goodwill.

Part II       Other Information

Item 5.       Other Information

         On September 9, 1996, John Hewitt informed the Company of his intention to resign from the Company effective immediately. The Company is currently negotiating the terms of Mr. Hewitt's severance. Mr. Hewitt intends to remain a member of the Company's Board of Directors.

Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1 NationsBank First Amendment to Amended and Restated Credit Agreement and Waiver Agreement dated September 10, 1996.

         (b)    None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                         Jackson Hewitt Inc.

                                         By /s/ Christopher Drake
                                          ------------------------
                                           Christopher Drake
                                           Controller &
                                           Chief Financial Officer

September 13, 1996