Form 10QSB
period 1996-10-31
JACKSON HEWITT INC
filed 1996-12-16
CIK 840346

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549


                                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended October 31, 1996

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
[X] Yes [ ] No

State the number of shares  outstanding of each of the issuer's  classes of
common stock,  as of the last practicable date:   4,552,797

Transitional Small Business Issuer Format (check one):    [  ]  Yes   [X]  No

                               JACKSON HEWITT INC.
                         Quarterly Report on Form 10-QSB



                                Table of Contents


PART I           FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheets as of October 31, 1996 (unaudited) and
                      April 30, .........................................................................   3

                      Condensed Consolidated Statements of Operations for the
                      Three Months Ended October 31, 1996 and 1995 and for the
                      Six Months Ended October 31, 1996 and 1995
                      (unaudited)........................................................................   5

                      Condensed Consolidated Statement of Shareholders' Equity for the Six Months
                      Ended October 31, 1996 (unaudited).................................................   6

                      Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                      October 31, 1996 and 1995 (unaudited)..............................................   7

                      Notes to Condensed Consolidated Financial Statements...............................   8

    Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...  12

PART II          OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders

    Item 5.      Other Information

Condensed Consolidated Balance Sheets
Jackson Hewitt Inc.

                                                      October 31,       April 30,
                                                          1996             1996
                                                      (Unaudited)
Assets

Current assets:
       Cash and cash equivalents                           $527,291      $3,557,861
       Receivables (notes 2 and 7):
             Trade accounts                                 885,666       3,171,035
             Notes receivable, current portion            3,831,501       4,376,338
             Allowance for doubtful accounts             (1,319,767)     (1,366,250)
             Interest                                       853,264         328,049
                                                        -----------    -------------
             Total receivables, net                       4,250,664       6,509,172
                                                        -----------    -------------
       Tax benefit (note 4)                               1,379,790              -
       Prepaid expenses and supplies                        377,505         259,591
       Deferred income taxes                                754,000         828,000
                                                        -----------    -------------

             Total current assets                         7,289,250      11,154,624
                                                        -----------    -------------
Property and equipment, at cost
       Property and equipment                             3,981,835       3,956,475
       Computer software                                    903,692         877,139
                                                        -----------    -------------
                                                          4,885,527       4,833,614

       Less accumulated depreciation and amortization     2,131,922       1,802,689
                                                        -----------    -------------
                                                          2,753,605       3,030,925

Intangible assets, net (notes 5 and 7):
       Customer lists, net                                2,617,426       1,366,409
       Other, net                                           696,389         162,215
                                                        -----------    -------------
                                                          3,313,815       1,528,624

Notes receivable, less current portion (notes 2 and 7)   11,026,545       9,797,258
Other assets                                                305,618         444,430
                                                        -----------    -------------
                                                         11,332,163      10,241,688
                                                        -----------    -------------

                                                        $24,688,833     $25,955,861
                                                        ===========    =============


Jackson Hewitt Inc.


                                                      October 31,       April 30,
                                                          1996             1996
                                                      (Unaudited)
Liabilities, Redeemable Convertible Preferred Stock
      and Shareholders' Equity
Current liabilities:
       Line of credit agreement (note 6)                 $5,798,870              -
       Current installments of notes payable (note 7)     1,394,827        $462,166
       Current installments of capital lease obligations    658,944         582,645
       Accounts payable and other liabilities             1,650,482       3,108,570
       Accrued payroll and related liabilities              321,500         936,158
       Income taxes payable                                  87,166       1,138,202
       Deferred franchise fees                              572,911         207,500
                                                        -----------     -----------
             Total current liabilities                   10,484,700       6,435,241

Notes payable, excluding current installments (note 7)    1,822,596       1,480,873
Capital lease obligations, excluding current
  installments                                              491,744         599,044
Convertible notes                                           762,750         762,750
                                                        -----------     -----------
                                                          3,077,090       2,842,667

Stock purchase warrants (note 6)                                 -          609,492

Deferred credits:
       Income taxes, net                                    910,000       1,059,000
       Minority interest                                    134,927       1,902,420
                                                        -----------     -----------
             Total liabilities                           14,606,717      12,848,820

Series  A redeemable convertible preferred stock,
        no par value; 1,000,000 shares authorized;
        504,950 shares issued and outstanding             3,484,828       3,277,792

Shareholders' equity:
       Common stock, $.02 par value:
             Authorized shares - 10,000,000
             Issued and outstanding shares -
             4,552,797 as of October 31, 1996 and
             4,408,056 as of April 30, 1996                  91,056          88,161
       Additional capital                                 7,730,919       7,180,038
       Retained earnings                                    (20,712)      3,765,025
       Stock subscription receivable                     (1,203,975)     (1,203,975)
                                                        -----------     -----------

             Shareholders' equity                         6,597,288       9,829,249

Commitments, contingencies and subsequent event
   (notes 6 and 8)
                                                        -----------     -----------
                                                        $24,688,833     $25,955,861
                                                        ===========     ===========

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)
Jackson Hewitt Inc.

                                                     Three Months Ended October 31    Six Months Ended October 31

                                                        1996           1995            1996            1995

Revenue                                               $1,216,140     $1,154,953      $2,196,081       $1,913,211
Selling, general, and administrative expenses          3,105,800      3,680,336       6,161,593        6,902,519
                                                      -----------    ----------      -----------     ------------
      Loss from operations                            (1,889,660)    (2,525,383)     (3,965,512)      (4,989,308)
                                                      -----------    ----------      -----------     ------------

Other income (expenses):
       Interest income                                   391,428        412,076         850,330          884,798
       Interest expense                                 (239,961)      (440,172)       (560,555)        (655,730)
       Gain (loss) on sale of intangible assets
               and property and equipment                (64,367)        26,769         (79,578)         136,582
       Minority interest                                 (14,852)        (1,625)        (29,789)          (5,472)
                                                      -----------    ----------      -----------     ------------
                                                          72,248         (2,952)        180,408          360,178
                                                      -----------    ----------      -----------     ------------

      Loss before provision for income taxes
                and extraordinary item                (1,817,412)    (2,528,335)     (3,785,104)      (4,629,130)

Income tax benefit (note 4)                             (808,976)      (929,820)     (1,454,791)      (1,704,256)
                                                      -----------    ----------      -----------     ------------

      Net loss before extraordinary item              (1,008,436)    (1,598,515)     (2,330,313)      (2,924,874)
                                                      -----------    ----------      -----------     ------------

Extraordinary loss on early extinguishment of stock
               purchase warrant obligation (note 6)           -              -       (1,248,388)              -
                                                      -----------    ----------      -----------     ------------

      Net loss                                        (1,008,436)    (1,598,515)     (3,578,701)      (2,924,874)
                                                      -----------    ----------      -----------     ------------

Dividends accrued on Series A redeemable convertible
    preferred stock                                      (83,342)       (82,592)       (165,935)        (157,685)
Accretion of preferred stock to estimated liquidation    (20,628)       (20,020)        (41,101)         (39,891)
                                                      -----------    ----------      -----------     ------------
      Net loss attributable to common shareholders   ($1,112,406)   ($1,701,127)    ($3,785,737)     ($3,122,450)
                                                     ============    ==========      ===========     ============
Net loss per common share (note 3):
      Net loss before extraordinary item                  ($0.24)        ($0.32)         ($0.56)          ($0.59)
                                                     ============    ==========      ===========     ============
      Net loss                                            ($0.24)        ($0.32)         ($0.83)          ($0.59)
                                                     ============    ==========      ===========     ============

Weighted average shares outstanding                    4,585,509      5,330,554       4,534,420        5,332,450
                                                     ============    ==========      ===========     ============

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Shareholders' Equity (unaudited) Jackson Hewitt Inc.
For the Six Months Ended October 31, 1996

                                                                                            Stock         Total
                                           Common Stock       Additional     Retained     Subscription   Shareholders'
                                   Shares         Amount      Capital         Earnings      Receivable      Equity

Balance at April 30, 1996           4,408,056       $88,161   $7,180,038     $3,765,025   ($1,203,975)   $9,829,249

Shares issued                          37,991           760       65,241             -             -         66,001

Dividends accrued on redeemable
    convertible preferred stock            -             -            -        (165,935)           -       (165,935)

Accretion of preferred stock to
    estimated liquidation value            -             -            -         (41,101)           -        (41,101)

Stock purchase warrants (note 6            -             -         7,400             -             -          7,400

Net shares issued in acquisition
    of franchisee (note 7)            106,750         2,135      478,240             -             -        480,375

Net loss                                   -             -            -      (3,578,701)           -     (3,578,701)
                                  ---------------------------------------------------------------------------------
Balance at October 31, 1996         4,552,797       $91,056   $7,730,919       ($20,712)  ($1,203,975)   $6,597,288
                                  =================================================================================


Condensed Consolidated Statements of Cash Flows (unaudited)
Jackson Hewitt Inc.

                                                          Six Months Ended October 31

                                                         1996              1995

Net cash used in operating activities                  ($7,176,099)      ($5,073,544)

Investing activities:
        Notes receivable financing of franchisees           (7,000)         (498,376)
        Payments received from franchisees                  52,404           352,259
        Purchases of customer lists and other asset        (74,495)          (16,917)
        Proceeds from disposal of property and
               equipment                                         -             8,723
        Proceeds from sales of customer lists and
               other assets                                128,378                -
        Purchases of property and equipment                (35,980)          (12,807)
                                                          ---------       -----------
Net cash used in investing activities                       63,307          (167,118)
                                                          ---------       -----------

Financing activities:
        Net borrowings under lines of credit             5,798,870         4,337,079
        Repayments of long-term debt                       (60,549)         (139,630)
        Proceeds from debt                                 452,500           114,638
        Repayments of obligations under capital leases    (298,633)         (293,643)
        Exercise of stock options                           66,001                -
        Retirement of stock purchase warrant
              obligation                                (1,875,967)               -
                                                        -----------       -----------
Net cash provided by financing activities                4,082,222         4,018,444
                                                        -----------       -----------

         Net decrease in cash                          ($3,030,570)      ($1,222,218)
                                                       ============      ============

See notes to condensed consolidated financial statements.


                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                October 31, 1996

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Jackson Hewitt Inc. annual report on Form 10-KSB for the year ended April 30, 1996.

2.  Notes Receivable

At October 31, 1996, the Company had an investment in notes and related interest receivable of approximately $1,744,000 which had recorded values that exceeded the fair value of the underlying collateral by approximately $269,000. In addition, the Company had trade accounts receivable due from these business partners of approximately $132,000 at October 31, 1996. The Company has reflected an allowance of $401,000 for this impairment in the accompanying consolidated balance sheet. Activity in the allowance for doubtful accounts for the six months ended October 31, 1996 is summarized as follows:

                                            Year to Date
                                            -------------
Beginning balance                           $1,366,250
Additions charged to expense                   566,662
Write-offs                                    (613,145)
                                            =============
Ending balance                              $1,319,767
                                            =============

The Company's average investment in impaired notes receivable during the six months ended October 31, 1996 was approximately $2,008,000. Interest income related to these notes of approximately $67,000 has been included in the accompanying consolidated statements of operations.

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

                               Jackson Hewitt Inc.

5.  Acquisition of Franchise Assets

During the six months ended October 31, 1996, the Company acquired the client lists and other assets of 25 Jackson Hewitt franchises for a total purchase price of $1,649,690. The Company gave the franchise owners cash of $74,495, canceled notes and accounts receivable of $1,458,892, gave the previous owners notes totaling $90,335, and assumed lease obligations totaling $25,968 to complete these transactions.

The purchase price is allocated among the assets acquired based on the relative fair value of the underlying assets. The portion allocated to customer lists is generally based on a percentage of gross revenue generated by the respective franchises. The purchase price was allocated among the assets purchased as follows:

                                                    2nd Quarter       Year to Date
                                                   -------------      -------------
Customer lists                                         $898,531         $1,330,122
Other intangible assets, primarily goodwill              42,345             65,340
Property and equipment                                    5,000              5,000
Amounts charged against allowance
        for doubtful accounts                            47,303            249,228
                                                   =============      =============

Total                                                  $993,179         $1,649,690
                                                   =============      =============

6.  Line of Credit and Extraordinary Item

In June 1996, the Company's lender renewed the Company's revolving capital facility (the Facility) through July 31, 1997. In September 1996, the Company's lender amended the Facility to increase the amount available under that Facility. Under the terms of the amendment, amounts which can be borrowed under the Facility vary from $2,000,000 to $7,900,000 throughout the year. The Facility bears interest, which is payable monthly, at prime plus 0.5% on the first $6,500,000 and at prime plus 1.25% on amounts in excess of $6,500,000. The Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At October 31, 1996, the Company had borrowed $5,798,870 against the Facility.

In conjunction with the renewal of the Facility, in June 1996 the Company agreed to repurchase the put option on all of the warrants and purchase 572,549 of the 582,549 warrants held by the lender for $1,875,967. The Company financed the purchase using amounts available under the Facility. A loss of approximately $1,248,000 associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations for the six months ended October 31, 1996. The value of the remaining outstanding purchase warrants has been included in additional capital in the accompanying condensed consolidated balance sheet.

                               Jackson Hewitt Inc.

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

Assets acquired:
        Cash                                                 $5,195
        Accounts receivable                                  55,587
        Notes and interest receivable                       645,693
        Prepaid expenses                                      1,480
        Fixed assets                                         22,295
        Customer lists                                      837,911
        Goodwill                                            575,785
        Other assets                                          9,016
                                                         -----------
               Total assets                               2,152,962
                                                         -----------

Liabilities assumed:
        Accounts payable                                    483,176
        Notes and interest payable                        1,009,031
        Deferred income taxes                               180,380
                                                         -----------
               Total liabilities                          1,672,587
                                                         -----------

Purchase price                                             $480,375
                                                         ===========

Included in accounts payable and notes and interest payable are amounts due to the Company of $464,821 and $182,970, respectively, which have been eliminated in consolidation from the accompanying consolidated balance sheet as of July 31, 1996. The remaining notes payable are due to former Oden shareholders and are due in varying installments from February 1997 to February 1998.

The following unaudited pro forma financial information combines the results of operations of the Company and Oden as if the acquisition occurred at the beginning of fiscal 1997 and 1996, respectively, after giving effect to certain adjustments, including the depreciation and amortization of assets based on their fair values and intercompany eliminations. The unaudited pro forma information does not purport to represent what the results of operations of the Company would have been if such transactions had in fact occurred on such dates or to project the Company's results of operations for any future period.

                                                       Six months ended       Year ended
                                                       October 31, 1996      April 30, 1996
                                                       -----------------     ------------
                                                          (unaudited)
Revenue                                                   $2,168,009            $25,723,168
      Net income (loss) before extraordinary item         (2,212,327)             2,308,500
      Net income (loss)                                  ($3,460,715)            $2,308,500

Net income (loss) per common share:
       Net income (loss) before extraordinary item            ($0.53)                 $0.38
       Net income (loss)                                      ($0.81)                 $0.38
</Table.



                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (continued)

8.  Stock Subscription Receivable

The stock subscription receivable reflected in the accompanying unaudited condensed consolidated balance sheets was due from the Company's former Chairman of the Board of Directors on April 30, 1996. On September 9, 1996, John Hewitt informed the Company of his intention to resign from the Company effective immediately. After negotiations regarding Mr. Hewitt's severance were terminated in early November 1996, the Company filed suit against Mr. Hewitt in Norfolk
Circuit Court on November 12, 1996 to obtain payment on the note. See "Item 5 -
Other Information."





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

Seasonality

            Historically, the Company has generated substantially all of its revenue during January through April of each year. During 1996, the Company generated 89% of its revenue during this period. Therefore, the Company operates at a loss during the first three quarters of each fiscal year, during which it incurs costs associated with preparing for the following tax season.

Results of Operations

            The Company's total revenue for the second quarter of 1997 was unchanged at $1.2 million as compared to the second quarter of 1996 (all references in this section of the discussion are to the Company's fiscal years).
Total revenue for the first six months of 1997 increased $0.3 million to $2.2 million from $1.9 million for the first six months of 1996, primarily due to an increase in sales of new franchises. Operating losses from sales of franchises, defined as franchise fees less the Company's estimated costs of securing such sale (e.g. payroll allocations of its franchise department, legal department, training department and allocations of appropriate indirect costs) approximated
$0.2 million for both the second quarter of 1997 and 1996. Sales of franchises for the six months ended October 31, 1996 generated operating profits of $0.1 million, while the same period in 1996 generated a loss of $0.1 million. The
Company had anticipated operating losses from the sale of franchises for each respective interim period.

            Selling, general and administrative ("SG&A") expenses decreased
18.5% to $3.1 million for the second quarter of fiscal 1997 from $3.7 million for the second quarter of fiscal 1996. For the first six months of 1997, these expenses decreased 12.0% or $0.7 million to $6.2 million from $6.9 million for the first six months of 1996. SG&A expenses increased $0.1 million in corporate administrative functions primarily due to increased travel and entertainment expenses from open houses held for prospective franchisees. Field operations expenses decreased $0.8 million in the first six months of 1997 as a result of the Company's decision to focus on its base tax preparation business and substantially curtail its operations of Copy Pack & Ship stores.

            Other income and expense increased to $0.1 million for the second quarter of 1997, but decreased to $0.2 million from $0.4 million for the six months ended October 31, 1996. The increase for the quarter was caused primarily by decreased interest expense. The decrease for the six month period is primarily attributable to a decrease in the gain on sale of intangible assets and property and equipment.

Liquidity and Capital Resources

            In June 1996, the Company's lender renewed the Company's revolving capital facility (the Facility) through July 31, 1997. On September 10, 1996, the Company's lender amended the Facility to increase the amount available under that Facility. Under the terms of the amendment, amounts which can be borrowed under the Facility vary from $2.0 million to $7.9 million throughout the year.
The Facility bears interest, payable monthly, at prime plus 0.5% on the first
$6.5 million and at prime plus 1.25% on amounts in excess of $6.5 million. The
Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At October 31, 1996, the Company had borrowed $5.8 million against the Facility.

            In conjunction with the renewal of the Facility, on June 7, 1996, the Company agreed to repurchase the put option on all of the warrants and retire 572,549 of the 582,549 outstanding warrants held by the lender for approximately $1.9 million. The Company financed the transaction using amounts available under the Facility. A loss of approximately $1.2 million associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the Company's results of operations for the six months ended October 31, 1996.

            At July 31, 1996, the Company was not in compliance with the total liabilities to tangible net worth covenant in the agreement governing the Facility. In September 1996, the lender amended the covenant to resolve the instance of noncompliance.

            Cash flows from the Company's operating, investing and financing activities are disclosed in the accompanying condensed consolidated statement of cash flows. In the six months ended October 31, 1996, the Company used $7.2 million in operations as compared with $5.1 million used in the six months ended
October 31, 1995. The increase is primarily attributable to a partnership minority interest withdrawal of $1.8 million in May and increased income tax payments of $0.7 million in the first six months of 1997.

            The Company's investing activities provided $0.1 million in 1997 as compared with $0.2 million used in 1996. The increase is primarily the result of a $0.5 decrease in loans made to franchisees net of a $0.3 decrease in notes receivable payments from franchisees.

            The Company's financing activities for the six months ended October
31, 1996 provided $4.1 million compared with $4.0 million provided in the six months ended October 31, 1995. The increase is primarily attributable to proceeds from the exercise of stock options totaling $0.1 million.

            The Company's current assets at October 31, 1996 were $7.3 million compared to $11.2 million at April 30, 1996. The decrease resulted primarily from a decrease of $3.1 million in cash which is discussed above, a $2.3 million decrease in accounts receivable and a $0.6 million decrease in current notes receivable resulting from the refinancing of franchisee notes as well as normal payments. These decreases were partially offset by an increase in the income tax receivable due to losses generated in the first six months of 1997 expected to be recovered in the fourth quarter.

            During the six months ended October 31, 1996, the Company acquired the client lists and other assets of 25 franchises for a total purchase price of $1.7 million. As consideration for these acquisitions, the Company canceled notes and accounts receivable of $1.5 million and gave the previous franchise owners cash and notes totaling $0.2 million.

            In July 1996, the Company completed an exchange of 106,750 shares, net of shares retired, of the Company's common stock for ownership in Oden Inc.
The acquisition was accounted for as a purchase and as a result, all of the assets and liabilities were adjusted to their fair values with the excess purchase price allocated to goodwill.





Part II           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Shareholders Meeting of Jackson Hewitt was held on October 7, 1996 to consider five matters of business. The matters brought before the shareholders and the voting results are as follows:

1. Approval of amendment to the Company's Articles of Incorporation to create a classified Board of Directors:

                                                                                Broker
           For                   Against                  Abstain               Non-Votes
         1,415,737               723,425                  63,620                885,837

        This amendment did not pass as it required approval from 2/3 of all outstanding shares.

2.      Election of Directors:

                                          For                Withhold
Class A Directors:
       Susan E. Ventresca               1,847,736            1,240,883
       William P. Veillette             2,604,154              484,465

Class B Directors:
       Keith E. Alessi                  2,598,174              490,445
       John T. Hewitt                   1,826,157            1,262,462

Preferred Shareholders Director:
       Harry S. Gruner                  504,950                      0

3.                Approval of the amendment to the Jackson Hewitt 1994 Long-Term
                  Incentive Plan:

                                                                        Broker
    For                 Against              Abstain                   Non-Votes
 2,084,496              596,256              26,980                     885,837

4. Ratification of KPMG Peat Marwick, LLP as independent auditors for the fiscal year ending April 30, 1997:

                                                                         Broker
            For                 Against              Abstain            Non-Votes
         3,550,642               30,847               12,080               0

5. Act upon shareholder proposal regarding future amendments to the Company's bylaws:

                                                                        Broker
            For                 Against              Abstain           Non-Votes
          388,697              2,145,333             173,702            885,837

Item 5. Other Information

                  On November 12, 1996, following the termination of negotiations regarding the terms by which Mr. John Hewitt would repay his then due outstanding indebtedness to the Company, the Company filed suit against Mr. Hewitt in Norfolk Circuit Court to obtain repayment of this debt. On December 12, 1996, the Company and Mr. Hewitt agreed to settle this suit. Under this settlement, Mr. Hewitt executed a $1,276,057 promissory note, which represents all amounts then due the Company, including accrued interest. This note bears interest at 6.9% per year and is due and payable in one lump sum on April 30, 1999. To secure this recourse note, Mr. Hewitt pledged 145,050 shares of Company stock to the Company, and granted the Company a proxy to vote this stock until his obligation is repaid in full. In return for a monthly payment by the Company to Mr. Hewitt of approximately $22,000, Mr. Hewitt also executed a covenant not to compete with the Company in the United States through April 30, 1999, and agreed not to solicit Company employees, conduct a solicitation of proxies or disparage the Company or its officers and directors during the same period. In addition, the Company forgave a $99,000 (plus accrued interest) obligation of Mr. Hewitt to the Company, which was to have fallen due and payable on April 30, 1997. The Company agreed to dismiss the lawsuit against Mr. Hewitt and mutual releases were executed by Mr. Hewitt and the Company. Mr. Hewitt also agreed to resign from the Company's Board of Directors.

                                    SIGNATURE


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                 Jackson Hewitt Inc.


                                                 By /s/ Christopher Drake
                                                 Christopher Drake
                                                 Controller &
                                                 Chief Financial Officer



November 13, 1996