Form 10QSB
period 1997-01-31
JACKSON HEWITT INC
filed 1997-03-31
CIK 840346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997
                                                ----------------
                                       OR

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

State the number of shares outstanding of each of the issuer's classes of common
stock, as of the last practicable date:   4,556,797

Transitional Small Business Issuer Format (check one):     [  ]  Yes   [X]  No

                               JACKSON HEWITT INC.
                         Quarterly Report on Form 10-QSB

                                Table of Contents


PART I       FINANCIAL INFORMATION                                          PAGE

   Item 1.   Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of January 31,
                  1997 (unaudited) and April 30, 1996.......................  3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended January 31, 1997 and 1996 and for the
                  Nine Months Ended January 31, 1997 and 1996 (unaudited)...  5

                  Condensed Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended January 31, 1997 (unaudited)....  6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended January 31, 1997 and 1996 (unaudited)...  7

                  Notes to Condensed Consolidated Financial
                  Statements................................................  8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 12

PART II      OTHER INFORMATION

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

    Signatures

    Index to Exhibits

Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------
Jackson Hewitt Inc.


                                                         January 31,       April 30,
                                                             1997             1996
                                                       -----------------  --------------
                                                         (Unaudited)
Assets

Current assets:
       Cash and cash equivalents                            $398,304      $3,557,861
       Receivables (notes 2 and 7):
             Trade accounts                                7,336,357       3,171,035
             Notes receivable, current portion             3,492,699       4,376,338
             Allowance for doubtful accounts              (1,509,836)     (1,366,250)
             Interest                                      1,220,824         328,049
                                                       --------------   -------------
                        Total receivables, net            10,540,044       6,509,172
                                                       --------------   -------------

       Tax benefit (note 4)                                  532,239               -
       Prepaid expenses and supplies                         348,462         259,591
       Deferred income taxes                                 900,000         828,000
                                                       --------------   -------------


                        Total current assets              12,719,049      11,154,624
                                                       --------------   -------------

Property and equipment, at cost:
       Property and equipment                              4,132,889       3,956,475
       Computer software                                     909,851         877,139
                                                       --------------   -------------
                                                           5,042,740       4,833,614

       Less accumulated depreciation and amortization      2,327,200       1,802,689
                                                       --------------   -------------
                                                           2,715,540       3,030,925

Intangible assets, net (notes 5 and 7):
       Customer lists, net                                 2,418,702       1,366,409
       Other, net                                            471,833         162,215
                                                       --------------   -------------
                                                           2,890,535       1,528,624

Notes receivable, less current portion (notes 2 and 7)    11,584,210       9,797,258
Assets under contractual arrangements                      1,192,594         174,979
Other assets                                                  77,838         269,451
                                                       --------------   -------------
                                                          12,854,642      10,241,688
                                                       --------------   -------------

                                                         $31,179,766      $25,955,861
                                                       ==============   =============

-------------------------------------------------------------------------------
Jackson Hewitt Inc.

                                                                    January 31,               April 30,
                                                                        1997                     1996
                                                                  -------------------    ---------------------
                                                                    (Unaudited)
Liabilities, Redeemable Convertible Preferred Stock
      and Shareholders' Equity
Current liabilities:
       Line of credit agreement (note 6)                                  $6,552,959                        -
       Current installments of notes payable (note 7)                      1,472,323                 $462,166
       Current installments of capital lease obligations                     681,746                  582,645
       Accounts payable and other liabilities                              5,292,994                3,108,570
       Accrued payroll and related liabilities                               609,465                  936,158
       Income taxes payable                                                   81,090                1,138,202
       Deferred franchise fees                                               811,127                  207,500
                                                                  -------------------    ---------------------
                        Total current liabilities                         15,501,704                6,435,241

Notes payable, excluding current installments (note 7)                     1,715,097                1,480,873
Capital lease obligations, excluding current installments                    355,145                  599,044
Convertible notes                                                            762,750                  762,750
                                                                  -------------------    ---------------------
                                                                           2,832,992                2,842,667

Stock purchase warrants (note 6)                                                   -                  609,492

Deferred credits:
       Income taxes, net                                                   1,004,000                1,059,000
       Minority interest                                                     635,347                1,902,420
                                                                  -------------------    ---------------------
                        Total liabilities                                 19,974,043               12,848,820

Series A redeemable convertible preferred stock, no par value;
        1,000,000 shares authorized; 504,950 shares issued
             and outstanding                                               3,578,614                3,277,792

Shareholders' equity:
       Common stock, $.02 par value:
             Authorized shares - 10,000,000
             Issued and outstanding shares - 4,556,797 as of
                  January 31, 1997 and 4,408,056 as of April 30,
                    1996                                                      91,136                   88,161
       Additional capital                                                  7,742,279                7,180,038
       Retained earnings                                                   1,069,751                3,765,025
       Stock subscription receivable (note 8)                             (1,276,057)              (1,203,975)
                                                                  -------------------    ---------------------

                        Shareholders' equity                               7,627,109                9,829,249

Commitments and contingencies (notes 8 and 9)
                                                                  -------------------    ---------------------

                                                                         $31,179,766              $25,955,861
                                                                  ===================    =====================


See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)
-------------------------------------------------------------------------------
Jackson Hewitt Inc.


                                                                  Three Months Ended                Nine Months Ended
                                                                     January 31,                       January 31,
                                                                ---------------------------     ----------------------------

                                                                 1997            1996               1997           1996
                                                                ------------- --------------    --------------  ------------

Revenue                                                           $7,805,145     $4,989,070       $10,001,226    $6,902,281
Selling, general, and administrative expenses                      5,688,808      5,109,136        11,850,401    12,011,655
                                                                ------------- --------------    --------------  ------------

          Income (loss) from operations                            2,116,337       (120,066)       (1,849,175)   (5,109,374)
                                                                ------------- --------------    --------------  ------------

Other income (expenses):
       Interest income                                               545,978        420,678         1,396,308     1,305,476
       Interest expense                                             (304,992)      (843,582)         (865,547)   (1,499,312)
       Gain on sale of intangible assets and property
               and equipment                                         180,121         77,192           100,543       213,774
       Minority interest                                            (557,645)      (398,600)         (587,434)     (404,072)
                                                                ------------- --------------    --------------  ------------
                                                                    (136,538)      (744,312)           43,870      (384,134)
                                                                ------------- --------------    --------------  ------------

          Income (loss) before provision (benefit) for
                    income taxes and extraordinary item            1,979,799       (864,378)       (1,805,305)   (5,493,508)

Income tax provision (benefit) (note 4)                              795,551       (389,812)         (659,240)   (2,094,068)
                                                                ------------- --------------    --------------  ------------

          Net income (loss) before extraordinary item              1,184,248       (474,566)       (1,146,065)   (3,399,440)
                                                                ------------- --------------    --------------  ------------

Extraordinary loss on early extinguishment of stock
                purchase warrant obligation (note 6)                       -              -        (1,248,388)            -
                                                                ------------- --------------    --------------  ------------

          Net income (loss)                                        1,184,248       (474,566)       (2,394,453)   (3,399,440)
                                                                ------------- --------------    --------------  ------------

Dividends accrued on Series A redeemable convertible
    preferred stock                                                  (73,005)       (82,592)         (238,940)     (240,277)
Accretion of preferred stock to estimated liquidation value          (20,780)       (20,170)          (61,881)      (60,061)
                                                                ------------- --------------    --------------  ------------

          Net income (loss) attributable to common shareholders   $1,090,463      ($577,328)      ($2,695,274)  ($3,699,778)
                                                                ============= ==============    ==============  ============

Net income (loss) per common share (note 3):
          Net income (loss) before extraordinary item                  $0.24         ($0.11)           ($0.32)       ($0.69)
                                                                ============= ==============    ==============  ============
          Net income (loss)                                            $0.24         ($0.11)           ($0.59)       ($0.69)
                                                                ============= ==============    ==============  ============

Weighted average shares outstanding                                4,611,714      5,432,896         4,555,765     5,370,182
                                                                ============= ==============    ==============  ============

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------
Jackson Hewitt Inc.
For the Nine Months Ended January 31, 1997



                                                     Common Stock                                      Stock             Total
                                         ----------------------------  Additional      Retained      Subscription     Shareholders'
                                         Shares         Amount           Capital       Earnings       Receivable         Equity
                                         -------------------------------------------------------------------------------------------

Balance at April 30, 1996                4,408,056        $88,161      $7,180,038     $3,765,025      ($1,203,975)      $9,829,249

Shares issued                               41,991            840          76,601              -                -           77,441

Dividends accrued on redeemable
    convertible preferred stock                  -              -               -       (238,940)               -         (238,940)

Accretion of preferred stock to
    estimated liquidation value                  -              -               -        (61,881)               -          (61,881)

Stock purchase warrants (note 6)                 -              -           7,400              -                -            7,400

Net shares issued in acquisition
    of franchisee (note 7)                 106,750          2,135         478,240              -                -          480,375

Restructure of officer's stock
    subscription receivable (note 8)             -              -               -              -          (72,082)         (72,082)

Net loss                                         -              -               -     (2,394,453)               -       (2,394,453)
                                         ------------------------------------------------------------------------------------------

Balance at January 31, 1997              4,556,797        $91,136      $7,742,279     $1,069,751      ($1,276,057)      $7,627,109
                                         ==========================================================================================

Condensed Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------
Jackson Hewitt Inc.


                                                                                 Nine Months Ended January 31,
                                                                               --------------------------------

                                                                                   1997           1996
                                                                               -------------  -------------

Net cash used in operating activities                                           ($7,838,632)   ($7,576,963)

Investing activities:
        Notes receivable financing of franchisees                                   (98,779)      (410,030)
        Payments received from franchisees                                           90,256        441,088
        Purchases of customer lists and other assets                               (140,507)       (16,917)
        Proceeds from disposal of property and equipment                                  -          8,723
        Proceeds from sales of customer lists and other assets                      235,178         30,843
        Purchases of property and equipment                                         (45,134)       (40,456)
                                                                               -------------  -------------
Net cash used in investing activities                                                41,014         13,251
                                                                               -------------  -------------

Financing activities:
        Net borrowings under lines of credit                                      6,552,959      7,136,715
        Repayments of long-term debt                                                (90,552)      (266,593)
        Proceeds from debt                                                          452,500        386,885
        Repayments of obligations under capital leases                             (478,320)      (382,473)
        Exercise of stock options                                                    77,441              -
        Retirement of stock purchase warrant obligation                          (1,875,967)             -
                                                                               -------------  -------------
Net cash provided by financing activities                                         4,638,061      6,874,534
                                                                               -------------  -------------

                 Net decrease in cash                                           ($3,159,557)     ($689,178)
                                                                               =============  =============

See notes to condensed consolidated financial statements.

                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                January 31, 1997

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Jackson Hewitt Inc. annual report on Form 10-KSB for the year ended April 30, 1996.

2.  Notes Receivable

At January 31, 1997, the Company had an investment in notes and related interest receivable of approximately $1,652,000 which had recorded values that exceeded the fair value of the underlying collateral by approximately $227,000. In addition, the Company had trade accounts receivable due from these business partners of approximately $129,000 at January 31, 1997. The Company has reflected an allowance of $356,000 for this impairment in the accompanying consolidated balance sheet. Activity in the allowance for doubtful accounts for the nine months ended January 31, 1997 is summarized as follows:

                                                                Year to Date
                                                              -----------------
                                                              -----------------
                Beginning balance                                   $1,366,250
                Additions charged to expense                         1,020,715
                Write-offs                                           (877,129)
                                                              =================
                Ending balance                                      $1,509,836
                                                              =================

The Company's average investment in impaired notes receivable during the nine months ended January 31, 1997 was approximately $1,889,000. Interest income related to these notes of approximately $55,000 has been included in the accompanying consolidated statements of operations.

3.  Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effects of stock options and warrants. Net income (loss) is adjusted for dividends accrued on Series A Redeemable Convertible Preferred Stock and accretion of preferred stock issuance costs to arrive at net income (loss) per common share. The Company's convertible notes and redeemable convertible preferred stock are excluded from the calculation of net income (loss) per common share because they are not common stock equivalents.

4.  Income Taxes

The Company's business is seasonal with anticipated year to date losses during the first nine months. The Company anticipates taxable income for the fiscal year and, therefore, has provided a benefit for income taxes.

                              Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (continued)

5.  Acquisition of Franchise Assets

During the nine months ended January 31, 1997, the Company acquired the client lists and other assets of 31 Jackson Hewitt franchises for a total purchase price of $2,301,710. The Company gave the franchise owners cash of $140,507, canceled notes and accounts receivable of $2,044,900, gave the previous owners notes totaling $90,335, and assumed lease obligations totaling $25,968 to complete these transactions.

The purchase price is allocated among the assets acquired based on the relative fair value of the underlying assets. The portion allocated to customer lists is generally based on a percentage of gross revenue generated by the respective franchises. The purchase price was allocated among the assets purchased as follows:

                                                  3rd Quarter     Year to Date
                                                  ===========     ============
     Customer lists                                  $568,520       $1,898,642
     Other intangible assets, primarily goodwill       51,795          117,135
     Property and equipment                                 -            5,000
     Amounts charged against allowance
             for doubtful accounts                     31,705          280,933
                                                  ------------    ------------
     Total                                           $652,020       $2,301,710
                                                  ============    ============

6.  Line of Credit and Extraordinary Item

As of August 1995, the Company had not raised capital required by a July 1995 amendment of its revolving capital facility (the Facility) with its primary lender. As a result, the Company was in default with respect to the Facility and the mortgage on the Company's office building. In connection therewith, the Company's lender was granted warrants to obtain 999,327 of the Company's common stock. The warrant agreement included a clawback provision which the Company exercised in April 1996, subsequently reducing the number of warrants outstanding to 582,549.

In June 1996, the Company's lender renewed the Facility through July 31, 1997. In September 1996, the Company's lender amended the Facility to increase the maximum borrowings under the Facility. Under the terms of the amendment, amounts which can be borrowed under the Facility vary from $2,000,000 to $7,900,000 throughout the year. The Facility bears interest, which is payable monthly, at prime plus 0.5% on the first $6,500,000 of borrowings and at prime plus 1.25% on borrowings in excess of $6,500,000. The Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At January 31, 1997, the Company had borrowed $6,552,959 against the Facility.

In conjunction with the renewal of the Facility, in June 1996 the Company agreed to repurchase the put option associated with all of the then outstanding stock purchase warrants held by its lender and redeem 572,549 of the 582,549 warrants for $1,875,967. The Company financed the purchase using amounts available under the Facility. A loss of approximately $1,248,000 associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations for the nine months ended January 31, 1997. The value of the remaining outstanding purchase warrants has been included in additional capital in the accompanying condensed consolidated balance sheet.

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
                                                                 =============

Included in accounts payable and notes and interest payable are amounts due to the Company of $464,821 and $182,970, respectively, which were eliminated in consolidation from the consolidated balance sheet as of July 31, 1996. The remaining notes payable are due to former Oden shareholders in varying installments from February 1997 to February 1998.

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

                                                           Nine months ended         Year ended
                                                           January 31, 1997        April 30, 1996
                                                         --------------------------------------------
                                                                         (unaudited)
      Revenue                                                       $9,973,154           $25,723,168
          Net income (loss) before extraordinary item              (1,024,403)             2,308,500
          Net income (loss)                                       ($2,272,791)            $2,308,500

      Net income (loss) per common share:
           Net income (loss) before extraordinary item                 ($0.29)                 $0.38
           Net income (loss)                                           ($0.56)                 $0.38

                              Jackson Hewitt Inc.

8.  Stock Subscription Receivable

The stock subscription receivable reflected in the accompanying unaudited condensed consolidated balance sheets was due from the Company's former Chairman of the Board of Directors, John Hewitt, on April 30, 1996. On September 9, 1996, Mr. Hewitt informed the Company of his intention to resign from the Company effective immediately. On December 12, 1996, Mr. Hewitt executed a $1,276,057 promissory note, which represents all amounts then due the Company, including accrued interest, other than the $99,000 obligation referred to below. This recourse note bears interest at 6.9% per year. Mr. Hewitt is required to make monthly interest payments and to repay the principal amount in one lump sum on April 30, 1999. To secure this recourse note, Mr. Hewitt pledged 145,050 shares of Company stock to the Company, and granted the Company a proxy to vote this stock until his obligation is repaid in full. In return for a monthly payment by the Company to Mr. Hewitt of approximately $22,000, Mr. Hewitt also executed a covenant not to compete with the Company in the United States through April 30, 1999, and agreed not to solicit Company employees, conduct a solicitation of proxies or disparage the Company or its officers and directors during the same period. In addition, the Company forgave a $99,000 (plus accrued interest) obligation of Mr. Hewitt to the Company, which would have been due and payable on April 30, 1997. As a part of this transaction, the Company and Mr. Hewitt executed mutual releases.

9.  Related Party Transaction

In December 1996, the Company entered into a binding letter of intent with Susan Ventresca, a current franchisee and a former director of the Company, to purchase her franchised territories and all related assets (the Territories) at the end of the 1997 tax season. The terms of the agreement allow the Company to audit Ms. Ventresca's franchise operations for the one year period ended April 30, 1997 to determine the purchase price of the Territories. This determination must be made by May 31, 1997. The purchase price shall be the lesser of (i) six times the cash flow (defined as earnings before interest, taxes, depreciation and amortization) of the Territories or (ii) 120% of the gross revenues of the Territories, plus $40,000 minus all outstanding debt to the Company. All payments on Ms. Ventresca's outstanding notes receivable due February 28, 1997 may be deferred until the closing of the transaction. The Company's obligation to consummate this transaction is subject to the completion of satisfactory due diligence relative to the operational and financial condition of the Territories and subject to there being no material adverse change in the business, finances or prospects of the Territories. The Company and Ms. Ventresca executed mutual releases.

                              JACKSON HEWITT INC.
           Management's Discussion & Analysis of Financial Condition
                            & Results of Operations

In addition to historical information, this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those factors set forth elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

General

         The Company operates in one industry segment with two lines of business: franchised and Company-owned stores. The Company does not currently allocate costs or determine profitability by lines of business. However, it has developed limited profitability analyses related to the franchise fee component of total franchise revenue, as further discussed below.

Seasonality

         Historically, the Company has generated substantially all of its revenue during January through April of each year. During 1996, the Company generated 89% of its revenue during this period. Therefore, the Company operates at a loss during the first nine months of each fiscal year, during which it incurs costs associated with preparing for the following tax season.

Results of Operations

         All references in this section of the discussion are to the Company's fiscal years. The Company's total revenue for the third quarter of 1997 increased 56.0%, or $2.8 million, to $7.8 million from $5.0 million for the third quarter of 1996. Total revenue for the first nine months of 1997 increased 44.9% or $3.1 million to $10.0 million from $6.9 million for the first nine months of 1996. The increase is primarily attributable to increases in the number of returns prepared and the average fees charged in January 1997 compared to January 1996. These factors generally increase royalties and advertising, bank product fees and supplies revenue. Franchise fee revenue also increased $0.7 million in 1997 as compared to 1996. The Company reported net income for the three months ended January 31, 1997 in the amount of $1.2 million, or $0.24 per share, as compared to a loss of $0.5 million, or ($0.11) per share, for the same period in the prior year. This is the only time in the Company's four year history as a public company that it has reported net income in its third quarter. Net losses for the nine months ended January 31, 1997 were $2.4 million, or ($0.59) per share, as compared to $3.4 million, or ($0.69) per share, for the same period in 1996. The current year loss includes an after tax charge of $1.2 million, or ($0.27) per share, for an extraordinary item related to the Company's retirement of a stock purchase warrant obligation to its primary lender.

         Operating profit from sales of franchises, defined as franchise fees less the Company's estimated costs of securing such sale (e.g. payroll allocations of its franchise department, legal department, training department and allocations of appropriate indirect costs) approximated $0.7 million for the third quarter of 1997 as compared to $0.4 million for the same period in 1996. Sales of franchises for the nine months ended January 31, 1997 generated operating profits of $0.5 million, while the same period in 1996 generated profits of $0.3 million.

         Selling, general and administrative ("SG&A") expenses increased 11.3% to $5.7 million for the third quarter of fiscal 1997 from $5.1 million for the third quarter of fiscal 1996. For the first nine months of 1997, these expenses decreased 1.4% or $0.1 million to $11.9 million from $12.0 million for the first nine months of 1996. SG&A expenses increased $1.0 million in corporate administrative functions primarily due to increased travel and entertainment expenses from open houses held for prospective franchisees as well as increased advertising expenses associated with the production of new commercials. Field operations expenses decreased $0.9 million in the first nine months of 1997 as a result of the Company's decision to focus on its base tax preparation business and substantially curtail its operations of Copy Pack & Ship stores.

         Other income and expense decreased $0.6 million for the third quarter of 1997, and $0.4 million for the nine months ended January 31, 1997 due to less interest expense.

Liquidity and Capital Resources

         As of August 1995, the Company had not raised capital required by a July 1995 amendment of its revolving capital facility (the Facility) with its primary lender. As a result, the Company was in default with respect to the Facility and the mortgage on the Company's office building. In connection therewith, the Company's lender was granted warrants to obtain 999,327 of the Company's common stock. The warrant agreement included a clawback provision which the Company exercised in April 1996, subsequently reducing the number of warrants outstanding to 582,549.

         In June 1996, the Company's lender renewed the Company's Facility through July 31, 1997. On September 10, 1996, the Company's lender amended the Facility to increase the maximum borrowings available under the Facility. Under the terms of the amendment, amounts which can be borrowed under the Facility vary from $2.0 million to $7.9 million throughout the year. The Facility bears interest, payable monthly, at prime plus 0.5% on the first $6.5 million of borrowings and at prime plus 1.25% on borrowings in excess of $6.5 million. The Facility contains certain maintenance and restrictive covenants, including but not limited to a total liabilities to tangible net worth ratio and a current ratio. At January 31, 1997, the Company had borrowed $6.6 million against the Facility.

         In conjunction with the renewal of the Facility, on June 7, 1996, the Company agreed to repurchase the put option on all of the then outstanding stock purchase warrants held by the lender and redeem 572,549 of the 582,549 outstanding warrants for approximately $1.9 million. The Company financed the transaction using amounts available under the Facility. A loss of approximately $1.2 million associated with the early extinguishment of the put warrant liability is reflected as an extraordinary item in the Company's results of operations for the nine months ended January 31, 1997.

         Cash flows from the Company's operating, investing and financing activities are disclosed in the accompanying condensed consolidated statement of cash flows. In the nine months ended January 31, 1997, the Company used $7.8 million in operations as compared with $7.6 million used in the nine months ended January 31, 1996.

         The Company's financing activities for the nine months ended January 31, 1997 provided $4.6 million compared with $6.9 million provided in the nine months ended January 31, 1996. The decrease may be attributed to funds used to retire the Company's stock purchase warrant obligation with its primary lender in the first quarter of 1997, totaling $1.9 million. The remaining decrease is primarily due to decreased borrowings made under the Company's line of credit totaling $0.6 million.

The Company's current assets at January 31, 1997 were $12.7 million compared to $11.2 million at April 30, 1996. The increase in current assets resulted primarily from an increase in trade receivables of $4.1 million as a result of increased amounts due from franchisees for royalties, advertising and supplies and increased bank product fees, both related to the seasonality of the Company's operations. Current assets were also impacted by an increase in the income tax receivable due to losses generated in the first nine months of 1997 expected to be recovered in the fourth quarter. These increases were partially offset by a decrease of $3.2 million in cash which is discussed above.

         During the nine months ended January 31, 1997, the Company acquired the client lists and other assets of 31 franchises for a total purchase price of $2.3 million. As consideration for these acquisitions, the Company canceled notes and accounts receivable of $2.1 million and gave the previous franchise owners cash and notes totaling $0.2 million.

         In July 1996, the Company completed an exchange of 106,750 shares, net of shares retired, of the Company's common stock for all of the outstanding stock of Oden Inc. The acquisition was accounted for as a purchase and as a result, all of the assets and liabilities were adjusted to their fair values with the excess purchase price allocated to goodwill.

PART II.          OTHER INFORMATION

Item 5.           Other Information

              The stock subscription receivable reflected in the accompanying unaudited condensed consolidated balance sheets was due from the Company's former Chairman of the Board of Directors, John Hewitt, on April 30, 1996. On September 9, 1996, Mr. Hewitt informed the Company of his intention to resign from the Company effective immediately. On December 12, 1996, Mr. Hewitt executed a $1.3 million promissory note, which represents all amounts then due the Company, including accrued interest, other than the $99,000 obligation referred to below. This recourse note bears interest at 6.9% per year. Mr. Hewitt is required to make monthly interest payments and to repay the principal amount in one lump sum on April 30, 1999. To secure this note, Mr. Hewitt pledged 145,050 shares of Company stock to the Company, and granted the Company a proxy to vote this stock until his obligation is repaid in full. In return for payments by the Company to Mr. Hewitt of approximately $0.6 million, payable in 29 equal monthly installments, Mr. Hewitt also executed a covenant not to compete with the Company in the United States through April 30, 1999, and agreed not to solicit Company employees, conduct a solicitation of proxies or disparage the Company or its officers and directors during the same period. In addition, the Company forgave a $0.1 million (plus accrued interest) obligation of Mr. Hewitt to the Company, which was to have fallen due and payable on April 30, 1997. Mr. Hewitt also resigned from the Company's Board of Directors.

         In December 1996, the Company entered into a binding letter of intent with Susan Ventresca, a current franchisee and a former director of the Company, to purchase her franchised territories and all related assets (the Territories) at the end of the 1997 tax season. The terms of the agreement allow the Company to audit Ms. Ventresca's franchise operations for the one year period ended April 30, 1997, to be completed by May 31, 1997, to determine the purchase price of the Territories. This determination must be made by May 31, 1997. The purchase price shall be the lesser of (i) six times the cash flow (defined as earnings before interest, taxes, depreciation and amortization) of the Territories or (ii) 120% of the gross revenues of the Territories, plus $40,000 (which represents the value of two additional territories held by Ms. Ventresca) minus all outstanding debt to the Company. All payments on Ms. Ventresca's outstanding notes receivable due February 28, 1997 may be deferred until the closing of the transaction. The Company's obligation to consummate this transaction is subject to the completion of satisfactory due diligence relative to the operational and financial condition of the Territories and subject to there being no material adverse change in the business, finances or prospects of the Territories. The Company and Ms. Ventresca executed mutual releases.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-Q and such Index to Exhibits is incorporated herein by reference.

              (b) Reports on Form 8-K

                  None

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                                       Jackson Hewitt Inc.


                                                       By /s/ Christopher Drake
                                                          ---------------------
                                                       Christopher Drake
                                                       Controller &
                                                       Chief Financial Officer




March 12, 1997

                               JACKSON HEWITT INC.

                                Index to Exhibits


   Exhibit
  Sequential
     No.        Description

     10.1 Refund Anticipation Loan Transmitter Agreement with Santa Barbara Bank & Trust, dated December 21, 1996

     10.2 Refund Funding Agreement with Santa Barbara Bank & Trust, dated December 24, 1996

     10.3 Refund Anticipation Loan and Bonus Agreement with Bank One, dated December 5, 1996

     10.4       Refund Funding Agreement with County Bank, dated December 20,
                1996

     10.5       John Hewitt's Release and Settlement Agreement, dated December
                9, 1996

     10.6       John Hewitt $1,276,057 Promissory Note, dated December 1, 1996

     10.7       John Hewitt Stock Pledge Agreement, dated as of December 1, 1996

     10.8       Mutual Release Agreement with Susan Ventresca, dated December
                31, 1996

                            REFUND ANTICIPATION LOAN
                              TRANSMITTER AGREEMENT


THIS REFUND ANTICIPATION LOAN AGREEMENT ("Agreement") is made as of the twenty first of December, 1996, by and between Santa Barbara Bank & Trust ("SBBT") a California Company with its principal office at 1021 Anacapa Street, Santa Barbara, CA and Jackson Hewitt, Inc. ("JHI"), a corporation with its principal office at 4575 Bonney Road, Virginia Beach, VA 23462.

                                    Recitals

         WHEREAS, JHI is a company which transmits electronic tax returns directly to the Internal Revenue Service ("IRS").

         WHEREAS, for Federal individual income tax returns which qualify, JHI desires to offer to tax preparers and/or electronic return originators ("Preparers") a refund anticipation loan ("RAL") and refund transfer ("RT") program under which SBBT will make refund anticipation loans as well as providing additional financial services enumerated herein to taxpayers who are clients of Preparers ("Clients") based upon the amount of their expected Federal income tax refund (the "JHI RAL Program" or the "Program").

         WHEREAS, SBBT desires to make RALs and RTs pursuant to this Program.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other valuable considerations, the parties hereto agree as follows:

                              TERMS AND CONDITIONS

                                  1. Locations.

SBBT has no territorial or contractual exclusions in the United States and will offer the Program nationally.


                                2. Exclusivity.

         JHI agrees that no Preparers who are accepted to and participating in the SBBT Program will be permitted to submit, through the JHI6 Program, applications for RALs, RTs or substantially similar bank products to any bank product provider other than SBBT without prior written approval by SBBT. Preparers found to be participating in both SBBT's Program and other bank programs will be terminated from SBBT's program.


                            3. Products and Pricing.

         SBBT will offer the following financial products and services to JHI :

         a.       Description:
         (i.) Refund Anticipation Loan: SBBT will Provide loans based on the expected Federal tax return refund amount as listed on IRS Form 8453, Part I, line 4. Loan amounts will range from a minimum of the sum of all authorized fees plus $1 to a maximum of $3,300 including all authorized fees. Pricing will be separated into tiers based on loan amount. Loan amount will be calculated as the total Federal tax refund amount minus any claimed Earned Income Tax Credit ("EITC") and falling within the minimum and maximum ranges described above. SBBT will establish an account in the name of the taxpayer(s) claiming such refund for receipt of a direct deposit of the refund due as requested on the taxpayers' Form 8453, Part II, "Direct Deposit of Refund". All funds received will be used to offset the amount of the loan granted the taxpayer. All excess amounts will be disbursed to the taxpayer in a manner described in Sections 5 and 6 of this document.

         (ii.) Refund Anticipation Loan with EITC. SBBT will provide, upon selection by the taxpayer and upon decision by SBBT to offer such an option, all conditions as described in Section 3, a., (i)., but will alter the definition of the loan amount to be the total Federal refund amount including an amount of EITC equal to the lessor of $1,500 or the total amount of EITC claimed, the total loan amount not to exceed $3,300 including all fees.

         (iii.) Refund Transfer Check. SBBT will establish a deposit account in the name of the taxpayer(s) for receipt of the taxpayers Federal tax refund as described in IRS Form 8453. Upon receipt of the expected deposit, SBBT will deduct and pay all authorized fees and charges, including the bank's fee, and authorize a disbursement to be made by the Preparer to the taxpayer via SBBT's cashiers check for the remaining balance.

        (iv.) Refund Transfer Direct Deposit. SBBT will, upon selection of this option by the taxpayer, follow all procedures described in Section 3, a, (iii), but will disburse the balance of the account to the taxpayer via Automated Clearing House Electronic transmission of funds to the taxpayers' deposit account rather than authorize a cashier's check to be printed.

        (v.) State Refund Transfer. SBBT will, upon the receipt of a Federal RAL or RT record, also disburse to the Client, refund amounts received from any state taxation entity which both accepts state income tax returns electronically and disburses refund amounts to the Client via direct deposit. Upon receipt of the expected deposit, SBBT will deduct and pay all additional authorized fees and charges, including the bank's fee, and authorize a disbursement to be made by the Client to the taxpayer using the same disbursement method (check or Direct Deposit) requested on the Federal return for the remaining balance.

         b. Retail Pricing. Pricing and product tiering are set forth in the attached exhibit "Pricing and Loan Ranges", incorporated herein by reference as "Exhibit A".

                        4. Incentive and Rebate Program.

         The SBBT Transmitter and Preparer Incentive and Rebate programs are set forth in the attached exhibit "Transmitter Incentives and Rebates", incorporated herein by reference as "Exhibit B" and "Preparer Incentives and Rebates" incorporated herein by reference as "Exhibit C". All incentives and rebates for both Transmitter and Preparer will be held by SBBT in an account specifically designated for JHI rebates, and will be disbursed directly to JHI, initially on or around April 30, 1997, and monthly thereafter, the last calculation and payment occurring on August 30, 1997.

                                5.  Eligibility.

         Only Clients whose 1996 Federal income tax returns are filed with the IRS electronically through JHI and who are entitled to a refund of Federal income taxes paid for tax year 1996 of at least the sum of all fees plus $1 shall be eligible to receive a RAL. A Client who meets the foregoing requirements shall nevertheless be ineligible for a RAL if the Client does not certify to all the following:

         a. The Client does not owe any tax due and is not subject to any tax liens from prior tax years;

         b. The Client does not owe any delinquent child support and/or alimony payments;

         c. The Client does not owe any delinquent student loans, V.A. loans, or other Federally sponsored loans;

         d. The Client has not previously filed a 1996 Federal income tax return;

         e. The Client does not have a petition presently filed and does not anticipate filing a petition under any state or Federal bankruptcy or insolvency laws;

         f.       The Client is at least 18 years of age;

         g. The Client has not paid any estimated tax and/or did not have any amount of their 1995 refund applied to their 1996 tax return;

         h.       The Client is not a first-time filer.

In addition, SBBT may decline to grant a RAL, notwithstanding the Client's certification to the foregoing matters, if SBBT receives current information from a reliable credit reporting agency or other reliable source indicating that the Client's income tax refund may be subject to attachment, delay or offset.

                             6.  JHI's Procedures.

         a. After JHI has transmitted the Client's income tax return to the IRS, JHI shall transmit to SBBT electronically all information contained in SBBT's "1997 Refund Anticipation Loan File Layouts and Specifications" provided to JHI, incorporated herein by reference as "Exhibit D".

         The IRS has agreed to advise JHI, as to each client, whether such Client's tax return has been accepted for Electronic Filing. Provided the IRS follows the practice of advising JHI in accordance with such agreement, JHI shall not transmit to SBBT the information listed in the preceding paragraph concerning a Client until JHI has received the promised advice from the IRS, in which case JHI will transmit to SBBT the information specified in the preceding paragraph plus the information JHI received from the IRS concerning whether or not the Client's return has been accepted.

         b. Upon receiving notice from SBBT that a Client's RAL application has been approved or that an RT has been funded by the IRS, and if SBBT is not providing check printing services pursuant to Section 3(a) herein, JHI will transmit information to Preparer enabling Preparer to prepare a disbursement check by completing a blank check form supplied directly by SBBT. Such check shall be for the amount of the RAL or RT less, if Preparer and Client elect, the total of all fees the Client has authorized SBBT to withhold from the RAL or RT and pay to Preparer and Preparer's customers that are in consideration for the preparation and filing of a Client's tax return ("Preparer's Fee") less applicable ("Finance Charges").

         c. JHI shall distribute to each participating Preparer its electronic filing software, which will enable Preparer to file returns electronically through JHI to IRS, and will also permit Preparer to send to SBBT via JHI the required information to process the RAL or RT. In addition, JHI will provide a check writing program to each Preparer printing loan disbursement checks on site. This check writing program will be designed to permit checks to be written only in the name of the proper Client and only in the amount approved by SBBT as well as controlling the preparation of a truth-in-lending disclosure statement on a form which shall be a perforated stub of the blank check form. It will, in addition, have the capability of printing a second disbursement check when additional funds are received causing an additional amount due the Client. SBBT shall have the right to review and approve any software developed by JHI during the testing period referred to in Section 8 (b).

         d. After JHI has sent Preparer a record authorizing the printing of the disbursement check, using the check writing software supplied by JHI, only in the amount of the net proceeds and only to the proper Client, and JHI has received the appropriate information from the Preparer, JHI shall immediately transmit to SBBT a check reconciliation file, the content and layout of which is described in Exhibit D.

         e. At the reasonable request of SBBT, JHI or its Clients will deliver to SBBT a copy of any original application for a RAL or RT. JHI or its Clients will retain copies of such other records associated with the Program and the electronic filing of the Client's Federal income tax returns as the IRS requires.

         f. JHI shall comply at all times during the term of this agreement with the SBBT tax year Refund Anticipation Loan Program File Specifications for JHI.

         g. At the reasonable request of SBBT, JHI shall provide assistance to SBBT, recognizing contractual and confidentiality limitations, which may aid SBBT in the collection of Past Due RALs. This assistance may include, but not be limited to, providing updated addresses and phone numbers for Clients and taxpayers.

                             7.  SBBT's Procedures.

         a. On each day during the term of this agreement, including Saturdays, Sundays and holidays, SBBT will evaluate each application for a RAL transmitted to it on that day and will make a best efforts attempt to notify JHI electronically within a reasonable time after it receives the application whether or not the RAL will be made. SBBT will not accept any applications from JHI at any time if SBBT receives notification from the IRS that the Preparer is under investigation or SBBT reasonably suspects fraudulent activity originating through the Preparer, or, if for any reason, loan delinquencies on RALs originating through the Preparer are considered unacceptable. If SBBT employs a Credit Bureau, or other means of evaluating the credit worthiness of the loan request, in evaluating said application, and if a Credit Bureau report, or other information is unavailable at any given time, then SBBT shall make a best efforts attempt to notify JHI electronically whether or not the RAL will be made within eight hours after the opportunity for obtaining this information commences. SBBT shall not be considered in breach of this agreement, nor shall it be an event of default, if SBBT, after a good faith effort, is not able to notify JHI within eight hours.

         b. At the time SBBT notifies JHI that a RAL will be made or an RT has been funded, SBBT will transfer the amount of the disbursement check to a segregated disbursement account at SBBT. All such disbursement checks delivered to Clients shall be drawn on such loan disbursement account and shall be paid promptly upon presentment.

         c. If the Client's refund received from the IRS exceeds the total of such amounts owed, or if, after the loan is denied, the return is accepted by the IRS and Direct Deposit is made to the account at SBBT, SBBT will send a check authorization record in the amount of the excess or the deposit respectively, (after adjusting for and posting fees) to JHI the NET deposit of the refund. If the refund is less than the expected amount, SBBT will notify the Preparer and Client. In the event a RAL application is denied and the IRS Direct Deposit is made by the IRS, SBBT's fee will be changed from the appropriate RAL fee as indicated on the application, to SBBT's prevailing RT fee, listed in Exhibit A.

         d. SBBT shall make available weekly to JHI a file which shall include a list of ACH transmissions from the IRS to SBBT and a list of all paid items.

         e. SBBT will send a proper loan denial notice under Truth-In-Lending and other applicable laws to each Client who requested a RAL, whose return was accepted by IRS but whose application had been declined by SBBT.

                                 8.  Timetable

         In order to have the Program fully operational by the date on which the IRS will permit tax returns to be filed electronically, the parties shall adhere to the following timetable:

         a. SBBT shall provide file layouts and developer specifications on or before November 1, 1996.

         b. SBBT and JHI shall be prepared to test the integrity of software communications using a test transmission of no less than 30 test returns on or before by December 31, 1996. Test returns used may be the same test returns used in testing with the Internal Revenue Service.

                             9.  Warranties of SBBT

         SBBT warrants to JHI that its evaluation and processing of the JHI RAL Program application, its making and documentation of loans to Clients under the JHI RAL Program, and the fees charged by it for such loans, will comply with all applicable state and Federal laws and regulations, including, without limitation, the Truth-InLending Act (15 U.S.C. Sec 1601-1667) and the Equal Credit Opportunity Act (15 U.S.C. Sec. 1691-1691f). These warranties shall survive the termination of this agreement.

                            10.  Warranties of JHI.

          JHI warrants to SBBT in connection with each RAL or RT that:

         a. All Data transmitted to SBBT in connection with an application for a RAL or RT will be based upon a bona fide Program application and such data will be complete and will have been validated through JHI's system;

         b. JHI is unaware of any reason why any Client's Federal or State income tax refund would not be made in the amount submitted by JHI to SBBT;

         c. JHI has complied with and will comply with all applicable laws, regulations, procedures and interpretations thereof relating to the preparation of Federal or State income tax returns and the marketing and advertising of such arrangements applicable to third-party transmitters of electronically filed returns.

         d. Each Preparer has completed an application in the form approved by SBBT and supplied to Preparer by JHI and SBBT has approved such application prior to JHI transmitting RAL requests to SBBT from that Preparer. In addition, each Preparer which has completed an application to participate in the program is a firm, organization or individual who deals directly with the taxpayer and who i) prepares a tax return for the purpose of having an electronic return produced; ii) obtains the taxpayer's signature on Federal and State Forms 8453, Individual Income Tax Declaration for Electronic Filing; and
iii) completes Part IV of Federal Form 8453, and for applicable State Form 8453 section, as the paid preparer and/or the electronic return originator.

         e. JHI will not transmit any Client applications for RALs to SBBT for approval from any particular Preparer if SBBT has notified JHI that SBBT is no longer accepting RAL requests from that Preparer.

         f. JHI has complied and will comply with the SBBT's 1997 Refund Anticipation Loan File Layouts and Specifications in all material respects.

         These warranties shall survive the termination of this agreement.

                           11.  Term and Termination

         a. The term of this agreement shall begin on the date first written above and shall end December 1, 1997. Finance Charges and RAL Data Processing Requirements for JHI may be amended by SBBT at any time at its discretion during the term of this agreement.

         b. Each party may terminate this agreement upon the material breach by the other party of the terms hereof if that non-breaching party gives the breaching party written notice of the breach and the breaching party fails to cure such breach within ten days after the notice is sent.

         c. Either party may terminate this agreement immediately upon notice if there is a change in any applicable law or regulation governing the making of RALs or in tax return and refund processing by the Internal Revenue Service which makes the continued operation of the Program impractical, potentially unprofitable, or of questionable legality.

                             12. Ownership of Loans

         The parties agree that SBBT will be the sole owner of the loans made under the Program. In addition, SBBT shall have the authority to transfer or assign such loans to any affiliate of Santa Barbara Bank & Trust at any time.

                       13.  Marketing and Other Materials

         a. JHI will exert its best efforts to promote the Program at its own expense to its current customer base and to other prospects. SBBT will have the right to review and approve all such materials which refer to SBBT either directly or indirectly, provided that such review is conducted promptly and SBBT's approval is not unreasonably withheld.

         b. Each party hereto owns and may use certain names, trademarks, logos and service marks in connection with the Program. No party shall use any other party's names, logos or marks in any manner except to the extent and in the manner expressly authorized in writing by that party, and no party shall acquire any proprietary rights in or to another party's names, logos or marks as a result of such limited use.

                           14.  No Use of SBBT's Name

         If JHI wishes to use SBBT's name in its advertising and promotional literature describing RALs and how the Program works, it must first submit the purposed copy to SBBT and obtain SBBT's specific permission. This requirement is not applicable to communication with existing Preparer customers of JHI.

                         15.  Confidential Information

         Both parties hereto shall safeguard all data and other information made available to it by the other party which such other party has marked or otherwise affirmatively identified as being confidential in nature, taking reasonable precautions to withhold the same from disclosure to the same extent that it would safeguard its own confidential information and data. Such confidential information shall not include information which otherwise may be generally available to the public, or rightfully obtained by or from third parties. Upon the termination of this agreement, the parties shall return all such confidential information and certify in writing that no copies were retained. In addition to the foregoing, SBBT specifically agrees not to make copies of or disclose to any other person or firm, other than to Santa Barbara Bank and Trust employees, the names of Preparers or Clients or any other identifying information obtained exclusively through its relationship with JHI as set forth in this agreement for any purpose other than in making loans under the Program, without the consent of the JHI. The foregoing sentence shall not preclude SBBT from using its own records of loans which were declined under the Program as reference material in the event any Client whose application was declined subsequently applies directly to SBBT for a loan. The undertaking of this Section shall survive the termination of this agreement.

                             16.  Indemnification.

         Each party hereto (herein, an "indemnifier") shall indemnify, hold harmless and reimburse the other party for any expenses, including attorney's fees, incurred by the other party in the payment and settlement of any claims, disputes, controversies or litigation arising out of the failure of such indemnifier to perform its duties and responsibilities hereunder. JHI hereby agrees to hold SBBT harmless against any claim that the use of any of the software or hardware, or procedures employed by SBBT for the creation of RALs, or any part thereof, infringes upon any United States patent, copyright, trade secret or other proprietary right. Each party may retain attorneys of its own selection and direct its own defense.

                         17.  Limitation of Liability.

         a. No party will be liable to the other party for incidental, special, indirect or consequential damage, or loss of profits, income, use or other benefits, arising out of or in connection with the performance of its obligation under this agreement or any failure of such performance unless such damage or loss arises from that party's gross negligence or from willful or malicious conduct.

        b. Notwithstanding any other provision herein to the contrary, but without limiting the obligation of the parties under Section 15, no party will be liable to any other party for delay or nonperformance of any of its obligations under this agreement where such delay or nonperformance is caused by circumstances or acts beyond its control, including without limitation, failure of the communications lines, equipment or systems of third parties, failure of its equipment not caused by it, other disruptions caused by other parties, all Acts of God, civil disturbances, strikes, or labor disputes.

                       18.  No Joint Venture; Amendment.

This agreement or any acts pursuant hereto shall not constitute a joint venture or create a partnership between the parties. This agreement may not be changed except upon written amendment duly executed by an authorized representative of each party.

                                  19.  Waiver

         The failure of any party to insist upon another party's compliance with or performance with any term or condition of this agreement shall be deemed a waiver of such term or condition; and no waiver shall be binding upon any party unless in writing and signed by such party, and shall then be binding only for that particular instance.

                                  20.  Audit.

       From time to time, SBBT may perform physical audits of blank SBBT checks, Program application forms, copies of Clients' Form 8453 in JHI's possession, and any other operation, procedure, or record, without limitation, which has a direct or indirect relationship to the RAL Program described in this agreement. JHI will permit SBBT access to its premises and records for the purpose of such audits and will cooperate with SBBT in connection with audits with proper advance notice as agreed upon by JHI.

                              21.  Miscellaneous.

         a.       Assignment.       This agreement is binding on the parties
hereto and their successors, and no party may assign its rights or obligations under this agreement without the prior written consent of the other party.

         b.       Applicable Law.   This agreement shall be governed by and
interpreted under the laws of the State of California and to the extent applicable, the United States of America.

         c. Notices. Any notice permitted or required hereunder shall be in writing and shall be deemed to have been given (a) on the date of delivery if delivery of a legible copy was made personally or by facsimile transmission or
(b) on the second business day after the date on which mailed by registered mail, certified mail, return receipt requested, addressed to the party for whom intended at the address set forth on the signature page of this agreement or such other address, notice of which is given herein.

                                  If to SBBT:

                           Santa Barbara Bank & Trust
                              1021 Anacapa Street
                               Post Office Box JJ
                            Santa Barbara, CA  93102

                                   If to JHI:

                              Jackson Hewitt, Inc.
                                4575 Bonney Road
                            Virginia Beach, VA 23462
                            attn.:  Keith E. Alessi


         d.       Severability:  Construction.       The parties agree that if
any provision of this agreement shall be determined by any court of competent jurisdiction to be void or otherwise unenforceable, such determination shall not effect any other provision of this agreement, all of which other provisions shall remain in effect. If any provision is capable of two constructions, one of which would render the provision valid and the other invalid, the provision shall have the meaning which renders it valid.

         e. Integration and Amendment.This agreement and the SBBT Tax Year 1997 Refund Anticipation Loan Program File Layouts and Specifications attached hereto in Exhibit D express fully the entire understanding and agreement of the parties concerning the subject matter hereof, and all prior understandings or commitments of any kind, whether oral or written, concerning such subject matter are hereby superseded and canceled. This agreement may not be amended or modified other than by a written agreement executed by all parties.

IN WITNESS WHEREOF, this agreement has been executed and delivered by a duly authorized officer of SBBT and by a duly authorized officer of JHI, all as of the date first written above.


Santa Barbara Bank & Trust                           Jackson Hewitt, Inc.

By:      /s/ Richard H. Turner                     By:      /s/ Keith E. Alessi
             ________________                                 ________________

         Richard H. Turner                                    Keith E. Alessi
         Vice President, RAL Program Director                 President


Date:    12-27-96                                     Date:    12-30-96
         ________________                                      ________________

                            REFUND FUNDING AGREEMENT

                  This Agreement is made this ___24___ day of ___ December ________, 1996, by and among Santa Barbara Bank & Trust , a California banking corporation of Santa Barbara, California, ("Bank"), Hewfant Inc., a Virginia corporation ("Hewfant"), and Jackson Hewitt Inc., a Virginia corporation (which, together with its affiliates and franchisees (each an "Affiliate"), as applicable, is referred to as "JHTS"),

                                   DEFINITIONS

                  "Addendum" means an addendum to this Agreement, adopted by the parties for any Tax Season while this Agreement remains in effect, which specifies the fees and charges for the Bank Products imposed on Taxpayers during that Tax Season and the duties and obligations of the parties regarding the disbursement thereof. The provisions of the Addendum applicable to the current Tax Season are incorporated into this Agreement as if contained herein.

                  "Application" means the document by which a Taxpayer applies for an ACR and, at the election ofthe Taxpayer, a RAL.

                  "ACR" or "Accelerated Check Refund" means a program offered by Bank using electronic or other filing by which a Taxpayer requests his or her federal income tax refund be deposited directly into the Taxpayer's Deposit Account at Bank.

                  "ACR Application Fee" means the nonrefundable fee charged by the local JHTS office for processing an ACR Application.

                  "ACR Handling Fee" means the fee charged by Bank for opening the Deposit Account, processing and accounting for the refund to a Taxpayer by the IRS, disbursing the tax preparation and ACR Application Fees due the local JHTS office generating the ACR, and providing and processing the ACR check.

                  "Bank Fee" means the finance charge imposed by Bank for making a Refund Anticipation Loan.

                  "Bank Products" include the ACRs and/or RALs.

                  "Business Day" means any day, other than a Saturday, Sunday or legal holiday, on which the Bank is open for business.

                  "Delinquent RAL" means an outstanding RAL that has not been paid in full within 23 days after the date the RAL check was issued.

                  "Deposit Account" means the deposit account established in Bank for a Taxpayer by Bank, and into which the IRS will deposit the Taxpayer's refund.

                  "Electronic Filing Fee" means the fee charged by the local JHTS office for electronically filing income tax returns prepared by preparers other than Jackson Hewitt.

                  "Hewfant ACR Account" means an interest bearing account at Bank into which Bank will deposit a sum as specified in the Addendum for each ACR when the Taxpayer's federal income tax refund is deposited by the IRS into the Deposit Account.

                  "Hewfant RAL Account" means an interest bearing account at Bank into which Bank will deposit a sum as specified in the Addendum for each RAL when the Taxpayer's federal income tax refund is deposited by the IRS into the Deposit Account.

                  "IRS" means the Internal Revenue Service.

                  "Program" means the system developed by JHTS and Hewfant to provide ACRs and RALs to Taxpayers.

                  "RAL" or "Refund Anticipation Loan" means a loan secured by a Taxpayer's federal income tax refund.

                  "Reserve Account" means an interest bearing account at Bank into which Bank will deposit the Bank Fee received when the tax refund is deposited by the IRS for each RAL issued.

                  "Taxpayer" means a JHTS customer for any of its services. It refers both to individual taxpayers filing individual returns and to joint taxpayers filing joint returns.

                  "Tax Season" in any calendar year means the period from the first day in that year that the IRS permits electronic filing through April 15th of that year.

                  "Tax Preparation Fee" means the fee charged by the local JHTS office for preparing and electronically filing a tax return.

                                  INTRODUCTION

                  WHEREAS, JHTS operates a tax preparation business that features electronic filing of federal and selected state income tax returns; and,

                  WHEREAS, Hewfant and JHTS have established a Program through which Taxpayers are offered ACRs and RALs through selected banks; and,

                  WHEREAS, Bank desires to be one of the banks to offer ACRs and RALs to JHTS customers on the terms and conditions provided in this Agreement;

                  NOW, THEREFORE, in consideration of the mutual promises and agreements contained in this Agreement, and other good and valuable consideration, the receipt of which is hereby acknowledged, all of the parties agree as follows:

1.       DUTIES OF JHTS AND HEWFANT - ACRS PROGRAM

         As to each Taxpayer electing to apply for participation in the ACR Program, Hewfant or JHTS, as applicable, shall have the following obligations:

         a. JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute an ACR Application on a form which

Hewfant will have printed at its expense from artwork supplied by Bank and approved by Hewfant and also an IRS Form 8453 (U.S. Individual Income Tax Declaration for Electronic Filing), which JHTS will execute as the preparer/transmitter, which Form Hewfant will supply at its expense. Bank's name and routing transit number shall be preprinted in Part II of Form 8453 and a depositor account number consisting of a prefix specified by Bank, and a suffix consisting of the Taxpayer's social security number, which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

         b. JHTS will inspect one form of signed picture identification, and use its best efforts to inspect a second form of signed photo identification from each Taxpayer to verify the identity of the Taxpayer. If joint Taxpayers are both present, JHTS will inspect one form of picture identification from each. The identification shall be from among the following:

                  i.       a clearly identifiable school picture ID card;

                  ii.      a valid U.S. Passport;

                  iii. a valid resident alien card that contains a photograph;

                  iv.      a valid driver's license containing a photo ID;

                  v.       a current military ID card;

                  vi.      a state ID card;

                  vii.     an Indian Affairs card; or

                  viii.    a union membership ID.

         c. Hewfant will cooperate with JHTS in submitting the Taxpayer's federal income tax return to the IRS electronically. JHTS will file the hard copy of IRS form 8453 with the IRS in accordance with IRS regulations. If the Taxpayer desires an ACR but does not want to submit the Taxpayer's return electronically, Hewfant will cooperate with JHTS in mailing the Taxpayer's federal income tax return to the IRS.

         d. After electronically transmitting or mailing the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Hewfant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for an ACR; and(6) the amount of all fees owing to JHTS and Bank from the Taxpayer which the Taxpayer authorized Bank to withhold from the Taxpayer's refund and pay to JHTS.

         e. Upon receiving notice from Bank that a Taxpayer's refund has been deposited at Bank, Hewfant shall assist JHTS to prepare an ACR check by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such check shall be in the amount of the tax refund less the ACR Handling Fee, the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum that the Taxpayer authorized Bank to withhold from the ACR check and pay to third parties. This check shall be made available to the Taxpayer by JHTS at the JHTS office at which the Taxpayer applied for the ACR following JHTS's receipt of confirmation from Bank that the tax refund has been deposited into the Taxpayer's account at Bank. If the Taxpayer does not pick up the ACR check within ten (10) days following the day on which JHTS receives such confirmation from Bank, JHTS shall mail the ACR check to the Taxpayer on the following Business Day at the Taxpayer's address indicated on the ACR Application.

         f. JHTs will retain original ACR Applications for twenty`five (25) months, and send to Bank copies of ACR Applications within five (5) days of Bank's request. JHTS will retain copies of such records associated with the ACR Program, and the electronic filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

         g. JHTS will use its best efforts to retain copies of such records associated with the ACR Program and the electronic and mail filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

2.       BANK'S DUTIES - ACR PROGRAM

         Bank will have the following duties with respect to each Application for an ACR transmitted to it by Hewfant or JHTS:

         a. At the time Hewfant or JHTS notifies Bank of an application for an ACR, Bank will open a Deposit Account in the name of Taxpayer in which the Taxpayer's refund will be deposited by the IRS. Bank shall have the right to offset such refund from the Deposit Account when it is electronically deposited by the IRS for all JHTS fees and Bank's fees.

         b. Upon receipt of the Taxpayer's refund from the IRS, Bank shall remit the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum that Taxpayer has authorized Bank to pay pursuant to the ACR Application by: (a) transferring the amount of the Tax Preparation Fee, the Electronic Filing Fee, if any, and the ACR Application Fee, via ACH, to the account of the JHTS office that generated the ACR Application; and (b) notifying Hewfant each day, either electronically or on magnetic diskette, of each tax refund received for which an ACR check should be issued, together with the name and social security number of the Taxpayer, the amount of the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum remitted for such Taxpayer to a third party, pursuant to the ACR Application, and the location code of the JHTS office at which the particular Taxpayer applied for an ACR.

         c. While this Agreement is in effect, subject to the approval of Hewfant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i, the amount of the ACR Handling Fee, which fee shall be provided in the Addendum and be in effect for one (1) calendar year. Bank may change the ACR Handling Fee for any subsequent calendar year during the term of this Agreement by November 1 of the prior calendar year only according to the provisions of Paragraph 19.i of this Agreement.

3.       ALLOCATION OF ACR HANDLING FEES

         The ACR Handling Fees shall be allocated and remitted as provided in the Addendum.

4.       DUTIES OF HEWFANT AND JHTS - RALS PROGRAM

         As to each Taxpayer electing to apply for participation in the RALs Program, Hewfant or JHTS, as applicable, will do the following:

         a. JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute: (1) an Application for an ACR, as provided in Section 1 above, and for a RAL, on a form which Hewfant will have printed at its expense from artwork supplied by Bank and approved by Hewfant; and, (2) an IRS Form 8453 (U.S.Individual Income Tax Declaration for Electronic Filing) which Hewfant will supply at its expense, and which JHTS will execute as the preparer/transmitter. Bank's name and routing transit number shall be preprinted in part II of Form 8453, and a depositor account number consisting of a prefix specified by Bank and a suffix consisting of the Taxpayer's social security number which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

         b. JHTS will inspect one form of signed photo identification, and use its best efforts to inspect a second form of signed photo identification from each Taxpayer, to verify the identity of the Taxpayer. If joint Taxpayers are both present, JHTS will inspect one form of signed photo identification from each. The identification shall be from among the following:

                  i.        a clearly identifiable school picture ID card;

                  ii.       a valid U.S. Passport;

                  iii.      a valid driver's license containing a picture ID;

                  iv. a valid resident-alien card with picture identification;

                  v.        a current military ID card;

                  vi.       a state ID card;

                  vii.      an Indian Affairs card; or

                  viii. a union membership ID.

         c. Hewfant will cooperate with JHTS in submitting the Taxpayer's return electronically with the IRS. JHTS will file the hard copy of IRS Form 8453 with the IRS in accordance with IRS regulations.

         d. After electronically transmitting the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Hewfant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for a RAL; and, (6) the amount of all fees owing to JHTS from the Taxpayer which the Taxpayer authorized Bank to withhold from the RAL proceeds and pay to JHTS. JHTS shall instruct its Affiliates that, in no instance, may a separate charge be imposed by an Affiliate related to the application for or processing and disbursement of a RAL other than the ACR Application, Electronic Filing, if any, and Tax Preparation Fees and that the ACR Application Fee charged by an Affiliate shall be the same whether the Taxpayer applies for an ACR alone or an ACR and RAL.

         e. On each Business Day during the term of this Agreement, Hewfant will process each Application for a RAL transmitted to it on that day in accordance with Bank's program eligibility and credit underwriting standards then in effect for such RALs and in accordance with an ASCII or other acceptable record of uncreditworthy persons provided by Bank, and will notify JHTS electronically within two hours after it receives the application as to whether the RAL should be made based on Bank's eligibility and credit underwriting standards. Bank shall independently evaluate each Application for a RAL.

         f. Unless notice is received by JHTS from Bank electronically within two hours after Bank received the Application that a Taxpayer's application for a RAL has not been approved by Bank, upon receipt of electronic notice from Hewfant that a Taxpayer's RAL should be made, in accordance with an ASCII or other acceptable file of ineligible customers to be supplied by Bank, JHTS shall prepare a disbursement check for the RAL by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such ACR check shall be for the amount of the RAL less the Bank Fee that the Taxpayer authorized Bank to withhold from the RAL, and less the Tax Preparation, Electronic Filing, if any, ACR Application, and ACR Handling Fees, and any other applicable fees that the Taxpayer authorized Bank to withhold from the RAL and pay to JHTS.

         g. JHTS will also complete a Proceeds Disbursement Authorization and Truth-inLending Disclosure and Loan And Security Agreement (the "Disclosure") on a form which shall be a perforated stub of the blank cashier's check form supplied by Bank at Bank's expense. JHTS shall then deliver or mail such Disclosure and check promptly to the Taxpayer and provide Bank with a listing of all checks issued on the same day the check is issued and, if not on that day, JHTS will use every effort to provide this information as soon as possible thereafter. This listing shall identify ACR checks issued by amount, date issued and check number.

         h. If a Taxpayer's RAL Application is denied for any reason, Hewfant will provide an ASCII or other acceptable record of such Taxpayer, and forward it to Bank on a regular basis. Hewfant will also complete and send a file listing those taxpayers requiring the appropriate written Notice of Adverse Action to Bank, which Bank will prepare and forward to the Taxpayer. Pursuant to the Taxpayer's Application, the Taxpayer will then receive an ACR check and shall have deducted from the refund deposited by the IRS all of the tax preparation/filing fees of JHTS as well as the ACR Application Fee, ACR Handling Fee, and sums paid to third parties, but not the Bank Fee.

         i. Upon receiving oral or written notice from a Taxpayer that the Taxpayer no longer desires to obtain a previously approved RAL, JHTS shall not deliver the Bank check to the Taxpayer or, if the check has already been delivered or mailed to the Taxpayer, shall advise the Taxpayer to return the check to JHTS, marked "VOID" as a result of a Taxpayer cancellation. The Taxpayer shall then be deemed to have applied for an ACR and shall be liable for the same fees as specified in Paragraph 4.(h) above when the new ACR check is issued.

         j. JHTS will retain original RAL Applications, copies of Disclosures and Notices of Adverse Action for 25 months, and send individual original Applications so retained to Bank within five days after Bank's request for them. JHTS will retain copies of such records associated with the RALs and ACRs and the electronic filing of Taxpayer's federal income tax return as the IRS may from time to time require or direct.

         k. JHTS and Hewfant will mail up to three letters in the form adopted by Bank and on Bank's stationary to effect collection of delinquent RALs. All RALs that are 90 or more days delinquent shall be referred by Bank to a collection agency.

 5.      BANK'S DUTIES - RAL PROGRAM

         Bank will have the following duties with respect to each Application for a RAL transmitted to it by Hewfant:

         a. On each Business Day during the term of this Agreement, Bank will evaluate each Application for a RAL transmitted to it on that day in accordance with its underwriting standards then in effect for such RALs and will notify Hewfant electronically within two hours after it receives the Application if the Application is not approved.

         b. On the Business Day Bank receives notification, prior to a mutually agreed upon cut-off time, that a disbursement check, including check number and amount, has been issued, Bank will remit, via ACH directly to the bank account of the local JHTS office that generated the fees, the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other applicable fees.

         c. To enable Hewfant and JHTS to identify the fees remitted by Bank, on a daily basis, Bank will also supply to Hewfant electronically with respect to each fee remitted that day: (a) the name and social security number of each Taxpayer for whom Bank remitted fees; (b) the amount of the Tax Preparation Fee, Electronic Filing Fee, if any, ACR Application Fee, and any other applicable fee remitted for each Taxpayer; and (c) the location code of the JHTS office at which the particular Taxpayer applied for a RAL.

         d. All loan disbursement checks delivered to Taxpayers shall be cashier's checks drawn on a loan disbursement account established by Bank, and shall be paid promptly upon presentment, unless Bank reasonably believes that it has a valid defense to the payment of such check. On a daily basis Bank will supply to Hewfant electronically a listing of all ACR checks issued in connection with RALs that have cleared.

         e. Bank will open a Deposit Account for each Taxpayer at Bank. Bank shall have the right to offset such refund when it is electronically deposited by the IRS against the total of the loan disbursement check previously delivered to the Taxpayer, plus the Tax Preparation Fee, Electronic Filing Fee, if any, the RAL Application Fee, the Bank Fee, the ACR Application Fee, the ACR Handling Fee, and any other applicable fees. If the Taxpayer's refund exceeds the total of such amounts, Bank will promptly pay the excess amount to Taxpayer, provided that any such amount is at least $1.00.

         f. While this Agreement is in effect, subject to approval of Hewfant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i., the amount of the Bank Fees that are "Finance Charges" (as this term is defined in Federal Reserve Board Regulation Z), which fees shall be provided in the Addendum and be in effect for one (1) calendar year. Bank may change the Bank Fees designated by Bank by November 1 of the year before the calendar year in which the Bank Fees will be effective.

6.       BANK FEES AS LOAN LOSS RESERVE

         The Bank Fee for the RALs shall be reserved against losses on the RALs, applied against such loan losses and disbursed as provided in the Addendum.

 7.      BLANK CHECK STOCK

         JHTS will use the blank cashiers' check stock provided by Bank, and will complete and affix laser generated facsimile signatures thereto only as authorized by Bank for the purposes described in this Agreement. JHTS shall use reasonable care to safeguard the blank check stock supplied to it by Bank until each check form is given to the appropriate Taxpayer, but JHTS shall not be responsible for any loss that occurs in connection with a check after it is given to the Taxpayer. If a blank check form should be discovered to have been lost, stolen or given to a person other than the proper Taxpayer, JHTS shall promptly report that fact to Bank. Upon termination of the Agreement, JHTS shall account to Bank for unused blank check stock and return all unused check stocks to Bank. JHTS shall maintain and transmit to Bank a record of check stock or number issued to each Affiliate. JHTS shall also destroy all facsimile specimens.

8.       WARRANTIES OF HEWFANT AND JHTS

         Hewfant and, as applicable, JHTS, warrant and continue to warrant to Bank that:

         a. JHTS will maintain such computer software as is necessary to facilitate the Program, including error checking and fraud detection routines.

         b. Hewfant will use its best efforts to provide Bank with at least the number of Bank Products for each Tax Season as specified in the Addendum for that Tax Season.

         c. For Application data transmitted by JHTS to Hewfant, the data originates from bona fide Program Applications actually signed and submitted by the named applicants, copies of which along with copies of the RAL Disclosure were provided to the Taxpayers at the time of application.

         d. With respect to each Application, JHTS has obtained the required forms of identification, signatures and certifications from each Taxpayer and has no knowledge that any Taxpayer has provided inaccurate data.

         e. Hewfant and JHTS are not aware of any reason why any Taxpayer's income tax refund would not be made in the amount submitted by JHTS to Hewfant and Bank.

         f. All charges and sums which Hewfant or JHTS authorizes Bank to deduct from the proceeds of a ACR or RAL made under the Program are owed to JHTS or others by the appropriate Taxpayer and the Taxpayer has authorized deduction of the charges or others from the ACR or RAL proceeds.

         g. All ACR checks completed by JHTS and other funds received from Bank for payment to Taxpayers will be delivered or mailed by JHTS to the appropriate Taxpayer.

         h. JHTS has complied and will continue to comply with all applicable laws, regulations, procedures and interpretations thereof relating to the payment of federal income tax and the preparation of federal income tax returns and has complied and will continue to comply with all applicable laws and regulations relating to the arranging for RALs in anticipation of the receipt of federal income tax refunds and the marketing and advertising of such arrangements.

         i. The blank loan disbursement check stock and facsimile specimen provided by Bank to JHTS will be used only as authorized by Bank for purposes described in this Agreement and the blank check stock will be returned, if unused, by September 1 of the calendar year for which those checks have been prepared for use.

         j. These warranties shall survive the termination of this Agreement.

9.       WARRANTIES OF BANK

         Bank warrants to Hewfant and, as applicable, to JHTS, that its evaluation and processing of Program Applications, its making and documentation of RALs to Taxpayers under the Program and the fees charged by it for such RALs will comply with all applicable federal laws and regulations, including without limitation, the federal Truth-In-Lending Act (15 U.S.C. 1601 et-seq.), but excepting those laws and regulations as to which JHTS has given its warranty under Paragraph 8.h. These warranties shall survive the termination of this Agreement.

10.      GUARANTY OF RALS

         To induce Bank to make RALs to Taxpayers referred by JHTS and Hewfant pursuant to this Agreement, Hewfant and JHTS, jointly and severally, agree to enter into the Suretyship Agreement appended hereto as Exhibit "A."

11.      TERM AND TERMINATION

         a. The term of this Agreement shall begin on the date first written above and shall continue until terminated according to the provisions of this Agreement.

         b. Except as otherwise provided herein, no party may terminate this Agreement between July 31 and April 30. Otherwise, this Agreement may be terminated by any party upon fifteen (15) days written notice if: (a) an Addendum specifying the number of Bank Products to be provided and Bank's fees for the next Tax Season is not executed by all of the parties by December 15; or
(b) applicable laws, regulations, or IRS procedures governing the making of RALs make (or are claimed by an enforcement authority to make) the continued operation of the Program impractical, unprofitable, or of questionable legality, either generally or in any area; or (c) Bank becomes the subject of a lawsuit or an administrative proceeding which challenges the operation of the Program or any of its components; or (d) if the IRS ceases to permit JHTS to file income tax returns electronically or the Treasury Department ceases to deposit income tax refunds directly into accounts of Taxpayers with Bank; or (e) each party may terminate this agreement upon the material breach by the other party of the terms hereof if that non-breaching party gives the breaching party written notice of the breach and the breaching party fails to cure such breach within ten days after notice.

         c. Performance of duties which by their terms contemplate performance after the date of termination shall be completed in accordance with this Agreement. Such duties include, but are not limited to, collection of delinquencies, disbursement of proceeds, payments, and the like.

12.      OWNERSHIP OF LOANS

         Bank, Hewfant and JHTS agree that Bank will be sole owner of the RALs made under the Program. Bank, in consultation with Hewfant, will set credit underwriting standards to evaluate applications for Program loans from time to time. Bank may supply Hewfant no later than December 31, with an ASCII record of the names and social security numbers of all customers for which it will not authorize any RAL.

13.      LOAN LIMITS

         The maximum and minimum RAL loan amounts shall be as provided in the Addendum.

 14.     JHTS FRANCHISEES (AFFILIATES)

         a. JHTS may from time to time arrange for independently owned offices franchised by or affiliated with JHTS ("Affiliates") to participate in the Program without such Affiliates having a direct agreement with Bank.

        b. JHT agrees that such Affiliates will execute agreements requiring them to perform the duties of and make the representations and warranties of Hewfant and JHTS to Bank with respect to RAL and ACR Applications submitted through them.

         c. Each Affiliate is responsible for any and all blank check forms which are provided to that Affiliate pursuant to this Program. In the event that blank check forms that have been forwarded to an Affiliate have been or are presumed to have been lost, stolen or given to a person other than the proper Taxpayer, the Affiliate is responsible for any and all resultant loss, and the Affiliate will indemnify the Bank against such loss. If the Affiliate is unable or unwilling to indemnify Bank within 60 days of receipt of Bank's demand for indemnification, JHTS agrees that it shall be responsible for the actions of such Affiliates with respect to this Agreement and such Affiliates shall be deemed to be offices owned by JHTS for all purposes hereof, including without limitation the warranties of JHTS hereunder and JHTS shall indemnify the Bank for such loss.

15.      PARTICIPATION

         Bank may, from time to time, sell and assign one or more participation interests in the RALs generated under the Program, and the participants to whom participation interests are sold may sell sub-participation interests. Bank represents and warrants that it will at all times maintain an ownership interest as the originator of the Program RALs of at least 5% or, if less, the maximum amount that it may lawfully lend under the Program due to any capital constraints imposed on Bank by applicable banking laws and regulations; provided, however, that any financial institution purchasing a participation interest of more than 25% in any Program RALs shall act as a continuing surety and indemnitor of all of Bank's obligations under this Agreement.

16.      MARKETING AND OTHER MATERIALS

         a. Hewfant will develop marketing materials in connection with the Program. Bank will have the right to review promptly and approve all marketing materials produced by Hewfant in connection with the Program, provided that Bank's approval is not unreasonably withheld. Bank will develop certain other written materials (including collection letters and loan denial letters) for use in connection with the Program. Hewfant and JHTS will have the right to promptly review and approve such materials if they are meant for external use, provided that Hewfant's and JHTS's approvals are not unreasonably withheld.

         b. Each party hereto owns and may use in connection with the Program certain trade and service marks. No party shall use the other's marks in any manner except to the extent and in the manner expressly authorized in writing by the other.

17.      CONFIDENTIAL INFORMATION

         Each party hereto shall safeguard all data and other information made available to it by the other parties which is of a confidential nature, taking reasonable precautions to withhold the same from disclosure to the same extent that it would safeguard its own confidential information and data. Such confidential information shall not include information which is otherwise generally available to the public, or rightfully obtained by or from third parties. Upon the termination of this Agreement, the parties shall return all such confidential information and certify in writing that no copies are retained. The undertakings of this Paragraph 17 shall survive the termination of this Agreement.

 18.     INDEMNIFICATION

         Hewfant and Jackson Hewitt, jointly and severally on the one part, and Bank individually on the other (herein, each an "Indemnitor"), shall indemnify the other against any liabilities and expenses, including legal fees, incurred by the other in connection with any claims, disputes, controversies or litigation arising out of (a) the failure of such Indemnitor to perform its duties and responsibilities under this Agreement, as it may be extended, renewed, modified or amended or (b) any breach of the Indemnitor's warranties made under this Agreement, as it may be extended, renewed, modified or amended. Each may retain attorneys of its selection and direct its own defense. Hewfant's and Jackson Hewitt's liability hereunder shall jointly be limited to 65% of the liability and expenses for which such indemnification is being sought hereunder. This indemnity shall survive the termination of this Agreement. A copy of the form of Suretyship Agreement is appended hereto as Exhibit "A" and of the form of Indemnification Agreement is appended hereto as Exhibit "B."

19.      MISCELLANEOUS

         a. This Agreement is binding on the parties hereto and their successors. Each party may assign its rights and delegate its obligations hereunder to any of its direct corporate parents, to any of its wholly-owned subsidiaries or to any affiliate. Other than as explicitly stated in this paragraph, this Agreement cannot be assigned to any party without the express written consent of all other parties, except that Bank may sell and assign one or more participation interests in the Program ACRs and RALs at any time and from time to time pursuant to Paragraph 15 above without notice to or the consent of the other parties.

         b. This Agreement shall be governed by and interpreted under the internal laws of the State of California and, to the extent applicable, the United States of America.

         c. Notice, when required under this Agreement, shall be given in writing by first class U.S. Mail, postage prepaid, addressed as follows:

                  If to BANK:                     Santa Barbara Bank and Trust
                                                  P.O. Box 1390
                                                  Solano Beach,
                                                  California  92075
                                                  ATTN: Richard H. Turner

                  If to JHTS:                     Jackson Hewitt Inc.
                                                  4575 Bonney Road
                                                  Virginia Beach, VA 23462

                  If to Hewfant:                  Hewfant Inc.
                                                  4575 Bonney Road
                                                  Virginia Beach, VA 23462


Notice properly given under the provisions of this Paragraph shall be deemed given on the day following the day when placed in the mails.

         d. The failure of any party to insist upon another party's compliance with or performance of any term or condition of this Agreement shall not be deemed a waiver of such term or condition, and no waiver shall be binding upon any party unless in writing and signed by such party, and shall then be binding only for that particular instance.

         e. The parties agree that if any provision of this Agreement shall be determined to be void by any court of competent jurisdiction, then such a determination shall not affect any other provision of this Agreement, all of which provisions shall remain in effect. If any provision is capable of two constructions, one of which would render the provision valid, then the provision shall have the meaning which renders it valid.

         f. This writing constitutes the entire agreement among the parties. This Agreement may be amended or supplemented only by a writing duly executed by authorized representatives of the parties.

         g. It is expressly understood and agreed that it is not the intention or purpose of this Agreement to create nor shall the same be construed as creating any type of agency, partnership or joint venture.

         h. From time to time Bank and/or its banking examiners or auditors may perform physical audits of blank Bank check stock, Program Application forms and copies of Taxpayers' 8453 forms and delinquency summaries by JHTS Affiliates in Hewfant's or JHTS's possession. Hewfant and JHTS will permit Bank, and/or its banking examiners or auditors, access to Hewfant's and/or JHTS's premises and records for the purpose of such audits, and will cooperate with Bank in connection with such audits.

         i. This Agreement may not be modified or amended without the written consent of JHTS., Hewfant and Bank. Any changes in terms or fees must be decided upon each year no later than December 1. Fees established on that date shall be as provided in the Addendum for the next Tax Season and may not be changed at any other time without the express, written consent of all parties.

         j. To facilitate execution, this Agreement may be executed in counterparts by the parties and shall be binding when duly authorized signatures of each party appear on one or more counterparts delivered to the other parties. All counterparts shall collectively constitute a single Agreement.

         IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the day and year first written above.


Attest:                                              SANTA BARBARA BANK & TRUST


_____________________________      BY:               /s/ Richard H. Turner

                                                Typed Name:   Richard H. Turner

                                                Title:   Vice President


Attest:                                              HEWFANT, INC.


/s/ David H. Few                            BY:  /s/ Keith E. Alessi

                                            Typed Name:  Keith E. Alessi

                                            Title:  President


Attest:                                              JACKSON HEWITT INC.

/s/ David H. Few                            BY:       /s/ Keith E. Alessi


                                             Typed Name:  Keith E. Alessi

                                             Title:  President

                  REFUND ANTICIPATION LOAN AND BONU$ AGREEMENT


      THIS REFUND ANTICIPATION LOAN AND BONU$ AGREEMENT ("Agreement") is made as of the 5th day of December, 1996, between Bank One, Columbus, N.A. ("Bank One"), a national banking association with its principal office at 100 East Broad Street, Columbus, Ohio; Jackson Hewitt, Inc. ("Jackson Hewitt"), a corporation with its principal office at 4575 Bonney Road, Virginia Beach, VA 23462 and each tax preparer and/or electronic return originator ("Preparer") who executes an Agreement of Joinder (a copy of which is hereto attached).

                                    RECITALS

      WHEREAS, Jackson Hewitt is a company which transmits electronic tax returns directly to the Internal Revenue Service ("IRS");

      WHEREAS, Preparer is a firm, organization or individual who completes tax returns and computes Federal, and State if applicable, income tax based on information provided by taxpayers and/or prepares or collects tax returns for the purpose of having electronic returns produced;

      WHEREAS, for Federal, and State if applicable, individual income tax returns which qualify, Jackson Hewitt desires to offer to Preparers a refund anticipation loan ("RAL") program and/or Bonu$ program. Under the Bonu$ program, Bank One will establish a Deposit Account ("Bonu$") to receive the Direct Deposit of the Federal, and State if applicable, income tax refunds for taxpayers who are clients of Preparers ("Clients"). Under the RAL program, Bank One will establish Bonu$ Accounts and make refund anticipation loans to Clients based upon the amount of their expected Federal, and State if applicable, income tax refund (collectively referred to herein as the "Jackson Hewitt Program" or the "Program"); and

      WHEREAS, Bank One desires to make Bonu$'s and RAL's pursuant to this Program.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other valuable consideration, the parties hereto agree as follows:


                              TERMS AND CONDITIONS

                          1. Geographic Availability.

      The Program will be available in all areas which are supported by the IRS Electronic Filing Program. Preparer agrees that none of its offices will submit applications for RAL's or Bonu$'s or any substantially similar loans or programs from any of its Clients (the term "Client" shall include both husband and wife for a joint tax return) at any time during which they are participating in the Program to any entity other than Bank One.

                           2. Eligibility for Bonu$.

      Only Clients of Preparer whose current Federal income tax return is filed with the IRS electronically through Jackson Hewitt and who are entitled to a refund of Federal income taxes paid for the current tax year shall be eligible to receive a Bonu$. Any such Client shall be eligible to receive a Bonu$ in an amount no less than the amount of fees withheld and no more than $9,999.00. Clients whose current State income tax return is being filed electronically in conjunction with the Federal return, and who are due a State refund, and whose State offers the Direct Deposit of State tax refunds, may also direct the deposit of their State refund to their Bonu$ account.

      Due to the effect of unpostables, Preparer will make a reasonable attempt to determine that the name and social security number of each applicant, as indicated on the Taxpayer ID Section of IRS Form 8453 signed by such applicant, matches the name and social security number of such Client as contained in the files of the IRS.

                            3. Eligibility for RAL.

      Only Clients of Preparer whose current Federal income tax return is filed with the IRS electronically through Jackson Hewitt and who are entitled to a Federal income tax refund of at least $200.00 for the current tax year, excluding any claimed Earned Income Credit ("EIC") and have had prior Bonu$ or RAL experience shall be eligible to receive a RAL. Any such Client shall be eligible to receive a RAL in an amount no less than $200.00 but no more than $3,300.00, regardless of the amount of the refund claimed by the Client. If the Client's Federal refund includes EIC, the Client may request a RAL in an amount which includes up to 50% of the EIC claimed. The State refund amount, if any, cannot be included in the requested RAL amount. If the refund claimed by the Client is greater than $3,300.00 or if the amount of the refund(s) claimed exceed the amount of the RAL, then Bank One shall remit the difference to the Client when received from the IRS or State taxing authority ("Split Check"). A Client who meets the foregoing requirements shall nevertheless be ineligible for a RAL if the Client does not certify to all of the following:

      a. The Client does not owe any tax due and is not subject to any tax liens from prior tax years;

      b. The Client does not owe any delinquent child support and/or alimony payments;

      c. The Client does not owe any delinquent student loans, V.A. loans or other Federal government sponsored loans;

      d. The Client has not previously filed a current year Federal, and State if applicable, income tax return;

      e. The Client does not have a petition presently filed and does not anticipate filing a petition under any state or Federal bankruptcy or insolvency laws;

      f.      The Client is at least 18 years of age; and

      g. The Client has not paid any estimated tax and/or did not have any amount of their prior year refund applied to their current tax return.

      Bank One may decline to grant a RAL, notwithstanding the Client's certification to the foregoing, if Bank One receives current information from a reliable credit reporting agency or other reliable source indicating that the Client's refund may be subject to attachment or offset or that the Client has an outstanding RAL debt with Bank One or another lender, or if the Client's RAL application fails Bank One's loan criteria.

      Due to the effect of unpostables, Preparer will make a reasonable attempt to determine that the name and social security number of each applicant, as indicated on the Taxpayer ID Section of IRS Form 8453 signed by such applicant, matches the name and social security number of such Client as contained in the files of the IRS.

                   4. Preparer's Procedures for Bonu$ or RAL.

      Each Preparer will observe the following procedures with respect to each Client who wishes to apply for a Bonu$ or Bonu$ with a RAL:

      a. Complete and ask the Client (and the Client's spouse if the return is a joint return) to execute (i) a Bonu$ Deposit Account Agreement and Refund Anticipation Loan Application ('Agreement/Application"), such forms to be supplied through Bank One (which shall be either preprinted in triplicate by Bank One or shall be computer generated by Jackson Hewitt software which shall comply exactly to specifications determined by Bank One), (ii) an IRS Form 8453 (U.S. Individual Income Tax Declaration for Electronic Filing) which Jackson Hewitt will supply either by a master document or through the software to the participating Preparer and which each Preparer shall execute as preparer and/or electronic return originator, and (iii) a State Form 8453, if applicable. These forms must be completed in all respects to be eligible for the Program and Preparer shall not accept any form which has not been properly and fully completed and signed. Bank One's routing and transit number and the prefix of the Client's deposit account number which Bank One shall supply to Jackson Hewitt shall be preprinted or computer generated in Part II of IRS Form 8453 (and State Form 8453, if applicable). Preparer shall complete the remainder of the Client's deposit account number by inserting the Client's social security number (or the social security number of the primary Client, in the case of a joint return) in Part II of IRS Form 8453 (and State Form 8453, if applicable). In addition, the ownership of the Client's deposit account shall also be checked by Preparer on both the Federal and State Forms 8453: "Self" for an individual Client and "Self and Spouse" for a joint return.

      b. Inspect two forms of identification to verify the identity of the Client. If the tax return is a joint return, only the identification of one of the spouses need be inspected. However, if both spouses are present, then Preparer shall verify the identity of the primary taxpayer. A complete list of the proper forms of identification can be found on the Agreement/Application. Each Preparer shall exercise reasonable care in the inspection of such identification to determine its accuracy and authenticity.

      c. Transmit to Jackson Hewitt the data from: (i) the Client's individual tax return and Form 8453 as required by the IRS for electronically filed returns; and (ii) the following information, which information may be taken in part from the Client's Agreement/Application: (1) the Client's name;
(2) the Client's telephone number; (3) the Client's social security number; (4) the amount of the Client's Federal income tax refund as computed by Preparer;
(5) the location code of Preparer's office at which the Client applied for the Bonu$ or RAL; (6) the amount of all fees owing to Preparer from the Client which the Client authorized Bank One to withhold from the Direct Deposit or loan proceeds and pay to Preparer excluding the amount of any fee which Preparer and any of its offices charge the Client for the preparation of the Bonu$ or RAL;
(7) the amount of the fee which Preparer and any of its offices charge the Client for the preparation of the Bonu$ or RAL which the Client authorized Bank One to withhold from the Direct Deposit(s) or loan proceeds and pay to Preparer and its offices; (8) the information needed from the Client's State tax return to incorporate the State refund into the Bonu$ and/or RAL; and (9) any information from Preparer needed by Bank One in order to print rejection letters to be sent to the Clients if their application for a RAL is declined. Preparer will accurately transmit such data, according to the documentation and all instructions given Preparer by Jackson Hewitt. Preparer will perform such tests from time to time of its tax preparation and communications software as Jackson Hewitt requests.

      d.        Within 48 hours of transmitting such data as indicated in
Section 4(c) above, call Jackson Hewitt by modem and receive the acknowledgments and acceptances or rejections by the IRS of returns filed by it through Jackson Hewitt . As to any return rejected, Preparer will correct the error or errors indicated and retransmit such return to Jackson Hewitt, unless the rejection is for a reason which cannot be corrected, such as the inclusion of a form which does not qualify for electronic filing, or unless Preparer and the Client decide not to file the return electronically. Agreements/Applications for rejected returns which will not be corrected, incomplete Agreements/Applications, and Agreements/Applications for returns which will not be transmitted to Jackson Hewitt must be sent once per week to Bank One by mail. On these Agreements/Applications, Preparer shall indicate on the face of the

Agreements/Applications that the Agreements/Applications were for a rejected return for one of the above reasons (e.g., INCOMPLETE/REJECTED).

      e. Upon receipt from Jackson Hewitt that Bank One has received the Direct Deposit of the Client's refund (for a Bonu$ or Split Check) or has approved the Client's RAL application, print the Bonu$, Split or RAL disbursement check respectively, including the Truth-In-Lending disclosure statement for RAL's, using the check-writing software supplied by Jackson Hewitt if Preparer prints checks on site. Preparer shall immediately transmit to Jackson Hewitt a check confirmation file which shall consist of the Client's name, social security number, the check number, the amount of the Bonu$, Split or RAL disbursement check, and the check date and shall then deliver the Bonu$, Split or RAL disbursement check promptly to the Client and obtain the Client's signature on the Client's Agreement/Application acknowledging receipt of the Bonu$, Split or RAL disbursement check.

      If Preparer becomes aware of circumstances in which a Bonu$, Split or RAL disbursement check reprints or reissues, Preparer shall transmit to Jackson Hewitt information necessary for Bank One to void the Bonu$, Split or RAL disbursement check on its own records, and Preparer shall transmit to Jackson Hewitt all data required for Bank One to stop payment. If Preparer requests authority from Bank One to reissue or reprint a Bonu$, Split or RAL disbursement check and Bank One withholds such approval, Bank One shall supply to Preparer the factual background that prompted such withholding of approval. Preparer shall deliver to Bank One the original Bonu$, Split or RAL disbursement check which was reprinted or reissued immediately upon reprint or reissue after having marked "VOID" on said check.

      If, however i) Bank One does not receive a check confirmation file from Jackson Hewitt pursuant to Section 5(d); or if ii) Preparer is unable to print Bonu$, Split or RAL disbursement checks; or iii) if Preparer or Jackson Hewitt so requests, Bank One shall print the Bonu$, Split or RAL disbursement checks for the remaining term of this Agreement, in which case Preparer will be responsible for the cost of printing the checks and the cost for delivery to Preparer's location. However, Bank One shall continue to provide for the physical check at its cost.

      f. Preparer shall be responsible for reimbursing Bank One for all fees advanced to Preparer on all cancelled RAL applications previously submitted to Bank One in which fees advanced were not recovered by Bank One through Direct Deposit. Any reimbursement to be made to Bank One shall be documented on a billing statement supplied by Jackson Hewitt.

      g. At the end of each month, deliver to Jackson Hewitt all original Agreements/Applications (Preparer may retain a copy). Preparer will also retain copies of such records associated with the Program and the electronic filing of Client's Federal, and State if applicable, income tax return as the IRS may require.

      h. Preparer shall comply at all times during the term of this Agreement with all current year Jackson Hewitt and Bank One Bonu$/RAL program and software documentation.

                        5. Jackson Hewitt's Procedures.

      a. After Jackson Hewitt has transmitted the Client's income tax return to the IRS and Bank One or its agent, Jackson Hewitt shall transmit to Bank One electronically the following information (the "Client Information"):
(1) the Client's name; (2) the Client's address and telephone number; (3) the Client's social security number; (4) the amount of the Client's Federal income tax refund, and State income tax refund if applicable, as computed by Preparer;
(5) the location code of Preparer's office at which the Client applied for the Bonu$ or RAL; (6) the amount of all fees owing to Preparer from the Client which the Client authorized Bank One to withhold from the Bonu$ or loan proceeds and pay to Preparer excluding the amount of any fee which Preparer and any of its offices charge the Client for the preparation of the Bonu$ or RAL; (7) the amount of the fee which Preparer and any of its offices charges the Client for the preparation of the Bonu$ or RAL which the Client authorized Bank One to withhold from the Bonu$ or loan proceeds and pay to Preparer and its offices; and (8) any information from Jackson Hewitt's database needed by Bank One in order to print rejection letters to be sent to applicants whose application for a RAL may be declined.

      Jackson Hewitt shall not transmit to Bank One Client Information until Jackson Hewitt has received the acknowledgment from the IRS that the Client's tax return has been accepted electronically.

      b. Upon receiving notice from Bank One electronically that a Client's Direct Deposit has been received or application for a RAL has been approved, and if Bank One is not providing check printing services pursuant to
Section 4(e) herein, Jackson Hewitt will transmit to Preparer information enabling Preparer to prepare a Bonu$, Split or RAL disbursement check by completing a blank check form supplied by Bank One at Bank One's expense. Such check shall be for the amount of the Direct Deposit or RAL less, if Preparer and Client elect, the total of all fees the Client authorized Bank One to withhold from the Bonu$ or RAL and pay to Preparer and Preparer's offices and less applicable finance charges (the "Finance Charges") for a RAL. If at any time Bank One may be charged a transaction, license or other such fee by any third party which is, or claims to be, a holder of any United States patent, copyright, trade secret or other proprietary right relating to the Program, then Bank One's initial Finance Charge may be increased by the amount of such fee and the added amount of such Finance Charge shall be used to pay such fee.

      c. Jackson Hewitt shall distribute to each participating Preparer its electronic filing software which will enable Preparer to file returns electronically through Jackson Hewitt, and will also permit Preparer to send via Jackson Hewitt to Bank One the required information to process the Bonu$ or RAL. In addition, Jackson Hewitt will write a check-writing program which will be furnished to each Preparer printing Bonu$, Split and/or RAL disbursement checks on site. This check-writing program is designed to permit checks to be written only in the name of the proper Client and only in the amount approved by Bank One as well as controlling the preparation of a Truth-in-Lending disclosure statement on a form which shall be a perforated stub of the blank check form and shall be supplied by Bank One at Bank One's expense. Bank One shall have the right to review and approve any software developed by Jackson Hewitt during the testing period referred to in Section 9.

      d. After Jackson Hewitt has sent Preparer a record authorizing the writing of the Bonu$, Split or RAL disbursement check using check-writing software referred to in Section 5(c) above, Jackson Hewitt shall immediately transmit to Bank One a check confirmation file which shall consist of the Client's name, social security number, the check number, the amount of the check and the check date.

      e. If Jackson Hewitt becomes aware of a circumstance in which a Bonu$, Split or RAL disbursement check reprints or reissues, Jackson Hewitt shall transmit to Bank One information necessary for Bank One to void the check on its own records, and Jackson Hewitt shall transmit to Bank One all data required for Bank One to stop payment. If Jackson Hewitt requests authority from Bank One to reissue or reprint a Bonu$, Split or RAL disbursement check and Bank One withholds such approval, Bank One shall supply to Jackson Hewitt the factual background that prompted such withholding of approval. Jackson Hewitt shall deliver to Bank One any original Bonu$, Split or RAL disbursement check it has received from Preparer immediately upon receipt. Jackson Hewitt shall be responsible for any loss Bank One may sustain as a result of a Preparer delivering to its Client both the original Bonu$, Split or RAL disbursement check.

      f. Each month, Jackson Hewitt shall deliver to Bank One any original Agreements/Applications received from Preparers (Jackson Hewitt may retain a copy). Jackson Hewitt will retain copies of such other records associated with the Program and the electronic filing of the Client's Federal, and State if applicable, income tax return as the IRS requires.

      g. If requested by Bank One, Jackson Hewitt will supply a magnetic tape or tapes containing all data transmitted to the IRS with respect to each Client who applied for a Bonu$ or RAL from Bank One.

      h. Jackson Hewitt shall comply at all times during the term of this Agreement with the Bank One RAL/Bonu$ Data Processing Requirements for Jackson Hewitt and the Bank One Test Plan for the current processing season incorporated herein by reference.

                           6. Bank One's Procedures.

      a. On each day during the term of this Agreement, including Saturdays, Sundays and holidays, Bank One will evaluate each application for a Bonu$ or RAL transmitted to it on that day and will make a best efforts attempt to notify Jackson Hewitt electronically within two hours after it receives the application whether or not the Bonu$ or RAL will be made. Bank One will not accept any applications from a Preparer at any time if Bank One receives notification from the IRS that the Preparer is under investigation or Bank One reasonably suspects fraudulent activity originating through Preparer. Bank One may suspend processing for a Preparer while conducting a review of the Preparer's RAL or Bonu$ Program.

      If Bank One employs a credit bureau or other third party source in evaluating Program applications, and if the source or bureau is unavailable at any given time, then Bank One shall make a best efforts attempt to notify Jackson Hewitt electronically whether or not the Bonu$ or RAL will be made within two hours after the opportunity for obtaining the appropriate information commences.

      (All parties acknowledge that credit bureaus periodically are not able to provide reports due to "down time" (certain periods of time in which a credit bureau updates and revises its files). All parties also acknowledge that unanticipated events occur creating additional "down time" that is neither expected nor anticipated. Therefore, if unanticipated down time becomes unreasonably large, then all parties agree to enter into good faith negotiations to seek a solution to reduce this unanticipated inability of Bank One to receive credit bureau reports).

      b. At the time Bank One notifies Jackson Hewitt that a Bonu$ or Split check will be issued or a RAL will be made, Bank One will transfer the amount of the Bonu$, Split or RAL disbursement check to a segregated Bonu$, Split or RAL disbursement account. On the business day following Bank One's receipt of the check confirmation file, Bank One will remit Preparer's fees by means of either mailing a check to the Preparer or an automated clearing house ("ACH") credit to the appropriate separate account which the Preparer will establish for that purpose and make known to Bank One. In order to enable Preparer to identify the fees remitted by Bank One, Bank One will, on a daily basis, supply to Jackson Hewitt, either electronically or on magnetic tape in a format acceptable to Jackson Hewitt , with respect to each remittance that day
(i) the name and social security number of each Client for whom Bank One remitted the fees; (ii) the amount of the fee remitted for each Client; (iii) the portion of the fee that was remitted for tax return preparation and electronic filing of the Client's tax return, and the portion that was remitted for the origination of the Bonu$ or RAL; and (iv) the location code of Preparer's office at which the particular Client applied for a Bonu$ or RAL.

      c. If the Client's refund(s) received from the IRS or State taxing authority exceeds the total of such amounts owed or if, after the loan is denied, a Direct Deposit is made to the Bonu$ account at Bank One, Bank One will authorize Preparer via Jackson Hewitt to print a check or Bank One will send a check in the amount of the excess or the deposit respectively, less any applicable fees and amounts owed, to the Client promptly after the deposit of the refund. For RALs, if the refund is less than the expected amount, Bank One will notify the Client. If the Client does not respond promptly, Bank One will institute standard collection procedures.

      d. Bank One shall make available to Preparer via Jackson Hewitt a weekly file which shall include a list of ACH transmissions from the IRS and State taxing authority to Bank One and a list of all paid items.

      e. Bank One will send a proper loan denial notice under Truth-in-Lending and other applicable laws to each Client whose RAL application had been declined by Bank One.

               7. Cooperation of Preparer on Delinquent Accounts.

      If a RAL becomes delinquent, upon request of Bank One, Preparer shall use its best efforts to assist Bank One in obtaining current Client information.

                        8. Check Cashing Identification.

      To aid Preparer's Clients in the negotiation of Bonu$ or RAL disbursement checks, Bank One will maintain an "800" number during normal business hours in Columbus, Ohio for depository institutions to use to inquire as to the authenticity and accuracy of the check. This "800" number shall be printed on the face of the check.

                                 9. Timetable.

      In order to have the Program fully operational by the date on which the IRS will permit tax returns to be filed electronically, the parties shall complete full system testing, including check writing programs, according to the test plan outlined in the applicable tax year's Bank One RAL/Bonu$ Data Processing Requirements for Jackson Hewitt and the Bank One Test Plan documents. In addition, sufficient Program Agreements/Applications and check stock shall be delivered to Jackson Hewitt by December 31 of each year.

                             10. Blank Check Forms.

      Bank One will furnish each participating Preparer via Jackson Hewitt a supply of blank check forms to be used for the Program if Preparer prints checks on site. Jackson Hewitt shall exercise reasonable care to safeguard the blank check forms supplied to it by Bank One until such checks are given to the proper Preparer. If a blank check form should be discovered to have been lost, stolen, or given to a person other than the proper Client, and such fact has not been reported by Jackson Hewitt to Bank One before such check is presented for payment, Jackson Hewitt shall be responsible for any loss that occurs.

      Preparer will use the Bonu$, Split and RAL disbursement checks provided by Bank One only as authorized by Bank One for the purposes described in this Agreement. Preparer shall safeguard the blank check forms until each check form is given to the appropriate Client or returned to Jackson Hewitt upon the termination of this Agreement. Preparer shall not alter or deface blank check forms in any manner. Promptly after each year's tax season, Jackson Hewitt shall account to Bank One for all unused blank check forms and then return same to Bank One. If a blank check form should be discovered to have been lost, stolen, or given to a person other than the proper Client, Preparer shall promptly report that fact to Jackson Hewitt and Bank One and Preparer shall be responsible for any loss that occurs.

                          11. Warranties of Bank One.

      Bank One warrants to Jackson Hewitt and Preparer that its evaluation and processing of the Bonu$ or RAL applications, its making and documentation of loans to Clients under the Program, and the fees charged by it for such loans, will comply with all applicable state and Federal laws and regulations, including, without limitation, the Truth-in-Lending Act (15 U.S.C. ss.1601-1667) and the Equal Credit Opportunity Act (15 U.S.C. ss.1691-1691f). These warranties shall survive the termination of this Agreement.

                       12. Warranties of Jackson Hewitt.

      Jackson Hewitt warrants to Bank One in connection with each Bonu$ or RAL that:

      a. All data transmitted to Bank One in connection with an application for a Bonu$ or RAL will be based upon a bona fide Program application actually signed and submitted by the named Client and such data will be complete and will have been validated through Jackson Hewitt's system;

      b. Jackson Hewitt is unaware of any reason why any Client's income tax refund(s) would not be made in the amount submitted by Jackson Hewitt to Bank One;

      c. All charges which Bank One is authorized to deduct from the proceeds of a loan or Bonu$ made under the Program are owed to Preparer by the Client, and the Client has authorized Bank One to deduct such charges from the Direct Deposit or loan proceeds;

      d. All necessary and appropriate blank Bonu$, Split or RAL proceeds checks will be delivered by Jackson Hewitt to the appropriate Preparer;

      e. Jackson Hewitt shall deliver to Preparer's offices located in New York City Bank One Agreements/Applications which are identified as applicable for New York City;

      f. Jackson Hewitt has complied and will comply with all applicable laws, regulations, procedures, and interpretations thereof relating to the preparation of Federal, and State if applicable, income tax returns and the arranging for loans in anticipation of the receipt of Federal, and State if applicable, income tax refunds, and the marketing and advertising of such arrangements;

      g. The Bonu$ or RAL disbursement checks provided by Bank One to Preparer will be used only as authorized by Bank One for the purposes described in this Agreement;

      h. Preparer is a firm, organization or individual who deals directly with the taxpayer and who i) prepares a tax return for the purpose of having an electronic return produced; ii) obtains the taxpayer's signature on Form 8453, Individual Income Tax Declaration for Electronic Filing; and iii) completes Part IV of Form 8453 as the paid preparer and/or the electronic return originator, unless Bank One has specifically agreed to accept a Preparer which does not meet the above criteria prior to the execution of an Agreement of Joinder. Jackson Hewitt shall deliver to Bank One all executed Agreements of Joinder on or before December 31 of each year; and

      i. Jackson Hewitt has complied and will comply with the Bank One RAL/Bonu$ Data Processing Requirements and Test Plan for the current processing year in all material respects.

      These warranties shall survive the termination of this Agreement.

                          13. Warranties of Preparer.

      Preparer warrants to Bank One and Jackson Hewitt in connection with each Bonu$ or RAL that:

      a. Preparer has filed Form 8633 with the IRS and has received an electronic filing identification number ("EFIN") for each of its locations;

      b. The signature on each Bonu$, Split or RAL disbursement check is the facsimile signature supplied by Bank One;

      c. For each Bonu$ or RAL requested, the Client, with the aid of Preparer, has completed an Agreement/Application. These Agreements/Applications are complete and are signed and submitted by the named Client and any documents, disclosures and agreements prepared by Preparer for use in its offices shall be consistent with the terms of this Agreement and the Bank One Agreement/Application;

      d. With respect to each request or application, Preparer has obtained the required forms of identification from the Client;

      e. Preparer has no knowledge that any Client has provided inaccurate data;

      f. Preparer is unaware of any reason why any Client's income tax refund(s) will not be made in the amount submitted by Preparer to Bank One;

      g. All charges which Preparer authorizes Bank One to deduct from the Direct Deposit of the Client or proceeds of the RAL made under the Program have been consented to by the Client;

      h. All Bonu$ or Split checks or net proceeds of each RAL will be delivered by Preparer to the proper Client;

      i. Preparer has complied and will comply with all applicable laws, regulations, procedures, and interpretations thereof relating to the preparation of Federal, and State if applicable, income tax returns and the arranging for loans in anticipation of the receipt of Federal, and State if applicable, income tax refunds, and the marketing and advertising of such arrangements;

      j. The Bonu$, Split or RAL disbursement checks provided by Bank One to Preparer will be used only as authorized by Bank One for the purposes described in this Agreement;

      k. Preparer will not transmit any data for the electronic filing of Federal, and State if applicable, income tax returns or for Bonu$s or RALs to anyone other than Jackson Hewitt and Bank One;

      l. Preparer has complied and will comply with all Jackson Hewitt and Bank One program and software documentation in all material respects;

      m. Preparer has not and shall not materially modify its business activities from those which were engaged in at the time of approval for the Program and the subsequent execution of the Agreement of Joinder; and

      o. Preparer will notify Jackson Hewitt and Bank One of the date the Preparer's office will be closed, if applicable, for the remainder of the current year. This notification shall include the Name, Address and Phone Number for all related responsibilities pursuant to this Agreement.

      These warranties shall survive the termination of this Agreement.

                           14. Term and Termination.

      a. The term of this Agreement between Jackson Hewitt and Bank One shall begin on the date first written above and shall end on August 30, 1999. For each Preparer, the term of this Agreement shall be for one processing season and terminate on October 31st of that year.

      b. Notwithstanding subsection a., any party may terminate this Agreement upon the material breach by another party of the terms hereof if that non-breaching party gives the breaching party written notice of the breach and the breaching party fails to cure such breach within ten days after the notice is sent.

      c. Notwithstanding subsection a., any party may terminate this Agreement if there is a change in any applicable law or regulation governing the making of RALs which makes the continued operation of the Program impractical, unprofitable, or of questionable legality.

      d. Notwithstanding subsection a., any party may terminate this Agreement giving written notice to the other parties 90 days in advance of such termination.

                            15. Ownership of Loans.

      The parties agree that Bank One will be the sole owner of the loans made under the Program. In addition, Bank One shall have the authority to transfer or assign such loans to any affiliate of BANC ONE CORPORATION at any time. Neither Jackson Hewitt nor any Preparer shall have any responsibility for collecting any loans on Bank One's accounts made under the Program.

                       16. Marketing and Other Materials.

      a. Jackson Hewitt will exert its best efforts to promote the Program at its own cost to its current tax preparer customer base plus to other good prospects.

      b. Each party hereto owns and may use certain of its names, trademarks, logos, and service marks in connection with the Program. No party shall use any other party's names, logos or marks in any manner except to the extent and in the manner expressly authorized in writing by that party, and no party shall acquire any proprietary rights in or to another party's names, logos or marks as a result of such limited use.

                         17. No Use of Bank One's Name.

      If Preparer or Jackson Hewitt wishes to use Bank One's name in its advertising and promotional literature describing Bonu$s or RALs and how the Program works, it must first submit the proposed copy to Bank One and obtain Bank One's specific permission.

                         18. Confidential Information.

      Each party hereto shall safeguard all data and other information made available to it by another party which such other party has marked or otherwise affirmatively identified as being of a confidential nature, taking reasonable precautions to withhold the same from disclosure to the same extent that it would safeguard its own confidential information and data. Such confidential information shall not include information which is otherwise generally available to the public, or rightfully obtained by or from third parties. Upon the termination of this Agreement, the parties shall return all such confidential information and certify in writing that no copies were retained. In addition to the foregoing, Bank One specifically agrees not to make copies of or to disclose to any other person or firm, other than to any entity so authorized by the Client the names or any identifying information concerning the Clients or their tax return information, or to use such information for any purpose other than in making loans and Bonu$s under the Program, without the consent of the appropriate Preparer. The foregoing sentence shall not preclude Bank One from using its own records as reference material in the event any Client whose application was declined subsequently applies directly to Bank One for a loan. The undertakings of this Section shall survive the termination of this Agreement.

                              19. Indemnification.

      Each party hereto (herein, an "indemnifier") shall indemnify, hold harmless and reimburse all other parties for any expenses, including attorneys' fees, incurred by the other party in the payment and settlement of any claims, disputes, controversies or litigation arising out of the failure of such indemnifier to perform its duties and responsibilities hereunder. Jackson Hewitt hereby agrees to hold Bank One harmless against any claim that the use of any of the software or hardware, or procedures employed, by Bank One for the creation of RALs, or any part thereof, infringes upon any United States patent, copyright, trade secret or other proprietary right. Each party may retain attorneys of its own selection and direct its own defense.

                          20. Limitation of Liability.

      a. No party will be liable to another for incidental, special, indirect or consequential damage, or loss of profits, income, use or other benefits, arising out of or in connection with the performance of its obligations under this Agreement or any failure of such performance unless such damage or loss arises from that party's gross negligence or from willful or malicious conduct.

      b. Notwithstanding any other provision herein to the contrary, but without limitation of the obligation of the parties under Section 19, no party will be liable to any other party for delay or nonperformance of any of its obligations under this Agreement where such delay or nonperformance is caused by circumstances or acts beyond its control, including without limitation, failure of the communication lines, equipment or systems of third parties, failure of its equipment not caused by it, other disruptions caused by other parties, all Acts of God, civil disturbances, strikes, or labor disputes.

                        21. No Joint Venture; Amendment.

      This Agreement or any acts pursuant hereto shall not constitute a joint venture or create a partnership between the parties. This Agreement may not be changed except upon written amendment duly executed by an authorized representative of each party.

                                  22. Waiver.

      The failure of any party to insist upon another party's compliance with or performance with any term or condition of this Agreement shall not be deemed a waiver of such term or condition; and no waiver shall be binding upon any party unless in writing and signed by such party, and shall then be binding only for that particular instance.

                                   23. Audit.

      From time to time, Bank One may perform physical audits of blank Bank One checks, Program Agreements/Applications, and copies of Clients' Form 8453 in Preparer's or Jackson Hewitt's possession. Preparers and Jackson Hewitt will permit Bank One access to its premises and records for purpose of such audits and will cooperate with Bank One in connection with such audits.

                               24. Miscellaneous.

      a. Assignment. This Agreement is binding on the parties hereto and their successors, and no party may assign its rights or obligations under this Agreement without the prior written consent of all other parties.

      b. Applicable Law. This Agreement shall be governed by and interpreted under the laws of the State of Ohio and, to the extent applicable, the United States of America.

      c. Notices. Any notice required or given under this Agreement shall be in writing and shall be mailed by certified mail, postage prepaid, addressed as follows:

If to Bank One:
                            Bank One, Columbus, N.A.
                             100 East Broad Street
                            Columbus, OH 43271-1021
                      Attn: John R. Galvin, Vice President

If to Jackson Hewitt:
                              Jackson Hewitt, Inc.
                                4575 Bonney Road
                            Virginia Beach, VA 23462
                     Attn: Keith E. Alessi, Chief Executive

      d. Severability; Construction. The Parties agree that if any provision of this Agreement shall be determined by any court of competent jurisdiction to be void or otherwise unenforceable, such determination shall not affect any other provision of this Agreement, all of which other provisions shall remain in effect. If any provision is capable of two constructions, one of which would render the provision valid and the other invalid, the provision shall have the meaning which renders it valid.

      e. Integration and Amendment. This Agreement expresses fully the entire understanding and agreement of the parties concerning the subject matter hereof, and all prior understandings or commitments of any kind, whether oral or written, concerning such subject matter are hereby superseded and cancelled. This Agreement may not be amended or modified other than by a written agreement executed by all parties.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by a duly authorized officer of Bank One and by a duly authorized officer of Jackson Hewitt, all as of the date first above written.

Bank One, Columbus, N.A.                       Jackson Hewitt Inc.

By: _____/s/ John R. Galvin___________    By: _____/s/ Keith E. Alessi_________
             Vice President                            Title: CEO

                              AGREEMENT OF JOINDER

      Agreement made this _______day of ____________, 199__, by and among Bank One, Columbus, N.A., a national banking association with its principal office at 100 East Broad Street, Columbus, Ohio ("Bank One"), Jackson Hewitt, Inc., a corporation with its principal office at 4575 Bonney Road, Virginia Beach, VA 23462 ("Jackson Hewitt"), the undersigned Preparer, and the other tax Preparers (the "Other Preparers") which are parties to that certain Refund Anticipation Loan and Bonu$ Agreement dated December 5, 1996 (the "Agreement").

                                  WITNESSETH:

      WHEREAS, Bank One, Jackson Hewitt and the Other Preparers have entered into the Agreement to provide for a unified procedure from which to implement a program to offer certain of the Other Preparer's customers who qualify for a Bank One Bonu$ or a Refund Anticipation Loan offered through Bank One based upon the amount of their expected Federal, and State if applicable, income tax refund;

      WHEREAS, Preparer is a firm, organization, or individual who deals directly with the taxpayer and who i) prepares a tax return for the purpose of having an electronic return produced; ii) obtains the taxpayer's signature on Form 8453, Individual Income Tax Declaration for Electronic Filing; and iii) completes Part IV of Form 8453 as the paid preparer and/or the electronic return originator, unless Bank One has specifically agreed to accept Preparer prior to the execution of this Agreement of Joinder;

      WHEREAS, Preparer desires to become a party to the Agreement;

      NOW, THEREFORE, in consideration of the mutual promises of the parties, Preparer agrees that it shall be bound by, and shall have the benefit of, all the terms and conditions set forth in the Agreement. This Agreement of Joinder shall be attached to and become a part of the Agreement kept in custody by Jackson Hewitt.


               Preparer ______________________________

               By ____________________________________

               Title _________________________________

               EFIN __________________________________

               Bonu$ Prep Fee (if any) _______________

               RAL Prep Fee (if any) _________________

FOR ACH TRANSMITTALS:

Name of Financial Institution: ___________________________________________

Address of Financial Institution: ________________________________________

Account Number: __________________________________________________________

Routing Transit Number: __________________________________________________

Account Type: ____________________________________________________________

                            REFUND FUNDING AGREEMENT


                  This Agreement is made this __20th___ day of ___ December________, 1996, by and among County Bank, a Delaware banking corporation of Rehoboth Beach, Delaware ("Bank"), Refant Partners, a Pennsylvania general partnership ("Refant"), Hewfant Inc., a Virginia corporation ("Hewfant"), Jackson Hewitt Inc., a Virginia corporation (which, together with its affiliates and franchisees (each an "Affiliate"), as applicable, is referred to as "JHTS"), and Republic Services, Inc., a Pennsylvania corporation ("Services").

                                  DEFINITIONS

                  "Addendum" means an addendum to this Agreement, adopted by the parties for any Tax Season while this Agreement remains in effect, which specifies the fees and charges for the Bank Products imposed on Taxpayers during that Tax Season and the duties and obligations of the parties regarding the disbursement thereof. The provisions of the Addendum applicable to the current Tax Season are incorporated into this Agreement as if contained herein.

                  "Application" means the document by which a Taxpayer applies for an ACR and, at the election of the Taxpayer, a RAL.

                  "ACR" or "Accelerated Check Refund" means a program offered by Bank using electronic or other filing by which a Taxpayer requests his or her federal income tax refund be deposited directly into the Taxpayer's Deposit Account at Bank.

                  "ACR Application Fee" means the nonrefundable fee charged by the local JHTS office for processing an ACR Application.

                  "ACR Handling Fee" means the fee charged by Bank for opening the Deposit Account, processing and accounting for the refund to a Taxpayer by the IRS, disbursing the tax preparation and ACR Application Fees due the local JHTS office generating the ACR, and providing and processing the ACR check.

                  "Bank Fee" means the finance charge imposed by Bank for making a Refund Anticipation Loan.

                  "Bank Products" include the ACRs and/or RALs.

                  "Business Day" means any day, other than a Saturday, Sunday or legal holiday, on which the Bank is open for business.

                  "Delinquent RAL" means an outstanding RAL that has not been paid in full within 23 days after the date the RAL check was issued.

                  "Deposit Account" means the deposit account established in Bank for a Taxpayer by Bank, and into which the IRS will deposit the Taxpayer's refund.

                  "Electronic Filing Fee" means the fee charged by the local JHTS office for electroovide ACRs and RALs to Taxpayers.

                  "RAL" or "Refund Anticipation Loan" means a loan secured by a Taxpayer's federal income tax refund.

                  "Reserve Account" means an interest bearing account at Bank into which Bank will deposit the Bank Fee received when the tax refund is deposited by the IRS for each RAL issued.

                  "Refant ACR Account" means an interest bearing account at Bank into which Bank will deposit a sum as specified in the Addendum for each ACR when the Taxpayer's federal income tax refund is deposited by the IRS into the Deposit Account.

                  "Refant RAL Account" means an interest bearing account at Bank into which Bank will deposit a sum as specified in the Addendum for each RAL when the Taxpayer's federal income tax refund is deposited by the IRS into the Deposit Account.

                  "Taxpayer" means a JHTS customer for any of its services. It refers both to individual taxpayers filing individual returns and to joint taxpayers filing joint returns.

                  "Tax Season" in any calendar year means the period from the first day in that year that the IRS permits electronic filing through April 15th of that year.

                  "Tax Preparation Fee" means the fee charged by the local JHTS office for preparing and electronically filing a tax return.

                                  INTRODUCTION

                  WHEREAS, JHTS operates a tax preparation business that features electronic filing of federal and selected state income tax returns; and,

                  WHEREAS, Refant and JHTS have established a Program through which Taxpayers are offered ACRs and RALs through selected banks; and,

                  WHEREAS, Bank desires to be one of the banks to offer ACRs and RALs to JHTS customers on the terms and conditions provided in this Agreement;

                  NOW, THEREFORE, in consideration of the mutual promises and agreements contained in this Agreement, and other good and valuable consideration, the receipt of which is hereby acknowledged, all of the parties agree as follows:

         DUTIES OF JHTS AND REFANT - ACRS PROGRAM

         As to each Taxpayer electing to apply for participation in the ACR Program, Refant or JHTS, as applicable, shall have the following obligations:

                  JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute an ACR Application on a form which Refant will have printed at its expense from artwork supplied by Bank and approved by Refant and also an IRS Form 8453 (U.S. Individual Income Tax Declaration for Electronic Filing), which JHTS will execute as the preparer/transmitter, which Form Refant will supply at its expense. Bank's name and routing transit number shall be preprinted in Part II of Form 8453 and a depositor account number consisting of a prefix specified by Bank, and a suffix consisting of the Taxpayer's social security number, which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

                  JHTS will inspect one form of signed picture identification, and use its best efforts to inspect a second form of signed photo identification from each Taxpayer to verify the identity of the Taxpayer. If joint Taxpayers are both present, JHTS will inspect one form of picture identification from each. The identification shall be from among the following:

                           a clearly identifiable school picture ID card;

                           a valid U.S. Passport;

                           a valid resident alien card that contains a photograph; a valid driver's license containing a photo ID;

                           a current military ID card;

                           a state ID card;

                           an Indian Affairs card; or

                           a union membership ID.

                  Refant will cooperate with JHTS in submitting the Taxpayer's federal income tax return to the IRS electronically. JHTS will file the hard copy of IRS form 8453 with the IRS in accordance with IRS regulations. If the Taxpayer desires an ACR but does not want to submit the Taxpayer's return electronically, Refant will cooperate with JHTS in mailing the Taxpayer's federal income tax return to the IRS.

                  After electronically transmitting or mailing the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Refant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for an ACR; and (6) the amount of all fees owing to JHTS and Bank from the Taxpayer which the Taxpayer authorized Bank to withhold from the Taxpayer's refund and pay to JHTS.

                  Upon receiving notice from Bank that a Taxpayer's refund has been deposited at Bank, Refant shall assist JHTS to prepare an ACR check by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such check shall be in the amount of the tax refund less the ACR Handling Fee, the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum that the Taxpayer authorized Bank to withhold from the ACR check and pay to third parties. This check shall be made available to the Taxpayer by JHTS at the JHTS office at which the Taxpayer applied for the ACR following JHTS's receipt of confirmation from Bank that the tax refund has been deposited into the Taxpayer's account at Bank. If the Taxpayer does not pick up the ACR check within ten (10) days following the day on which JHTS receives such confirmation from Bank, JHTS shall mail the ACR check to the Taxpayer on the following Business Day at the Taxpayer's address indicated on the ACR Application.

                  JHTs will retain original ACR Applications for twenty-five
(25) months, and send to Bank copies of ACR Applications within five (5) days of Bank's request. JHTS will retain copies of such records associated with the ACR Program, and the electronic filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

                  JHTS will use its best efforts to retain copies of such records associated with the ACR Program and the electronic and mail filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

         BANK'S DUTIES - ACR PROGRAM

         Bank will have the following duties with respect to each Application for an ACR transmitted to it by Refant or JHTS:

                  At the time Refant or JHTS notifies Bank of an application for an ACR, Bank will open a Deposit Account in the name of Taxpayer in which the Taxpayer's refund will be deposited by the IRS. Bank shall have the right to offset such refund from the Deposit Account when it is electronically deposited by the IRS for all JHTS fees and Bank's fees.

                  Upon receipt of the Taxpayer's refund from the IRS, Bank shall remit the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum that Taxpayer has authorized Bank to pay pursuant to the ACR Application by: (a) transferring the amount of the Tax Preparation Fee, the Electronic Filing Fee, if any, and the ACR Application Fee, via ACH, to the account of the JHTS office that generated the ACR Application; and (b) notifying Refant each day, either electronically or on magnetic diskette, of each tax refund received for which an ACR check should be issued, together with the name and social security number of the Taxpayer, the amount of the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other sum remitted for such Taxpayer to a third party, pursuant to the ACR Application, and the location code of the JHTS office at which the particular Taxpayer applied for an ACR.

                  While this Agreement is in effect, subject to the approval of Refant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i, the amount of the ACR Handling Fee, which fee shall be provided in the Addendum and be in effect for one (1) calendar year. Bank may change the ACR Handling Fee for any subsequent calendar year during the term of this Agreement by November 1 of the prior calendar year only according to the provisions of Paragraph 19.i of this Agreement.

         ALLOCATION OF ACR HANDLING FEES

         The ACR Handling Fees shall be allocated and remitted as provided in the Addendum.

         DUTIES OF REFANT AND JHTS - RALS PROGRAM

         As to each Taxpayer electing to apply for participation in the RALs Program, Refant or JHTS, as applicable, will do the following:

                  JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute: (1) an Application for an ACR, as provided in Section 1 above, and for a RAL, on a form which Refant will have printed at its expense from artwork supplied by Bank and approved by Refant; and, (2) an IRS Form 8453 (U.S. Individual Income Tax Declaration for Electronic Filing) which Refant will supply at its expense, and which JHTS will execute as the preparer/transmitter. Bank's name and routing transit number shall be preprinted in part II of Form 8453, and a depositor account number consisting of a prefix specified by Bank and a suffix consisting of the Taxpayer's social security number which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

                  JHTS will inspect one form of signed photo identification, and use its best efforts to inspect a second form of signed photo identification from each Taxpayer, to verify the identity of the Taxpayer. If joint Taxpayers are both present, JHTS will inspect one form of signed photo identification from each. The identification shall be from among the following:

                           a clearly identifiable school picture ID card;

                           a valid U.S. Passport;

                           a valid driver's license containing a picture ID;

                           a valid resident-alien card with picture identification;

                           a current military ID card;

                           a state ID card;

                           an Indian Affairs card; or

                           a union membership ID.

                  Refant will cooperate with JHTS in submitting the Taxpayer's return electronically with the IRS. JHTS will file the hard copy of IRS Form 8453 with the IRS in accordance with IRS regulations.

                  After electronically transmitting the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Refant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for a RAL; and, (6) the amount of all fees owing to JHTS from the Taxpayer which the Taxpayer authorized Bank to withhold from the RAL proceeds and pay to JHTS. JHTS shall instruct its Affiliates that, in no instance, may a separate charge be imposed by an Affiliate related to the application for or processing and disbursement of a RAL other than the ACR Application, Electronic Filing, if any, and Tax Preparation Fees and that the ACR Application Fee charged by an Affiliate shall be the same whether the Taxpayer applies for an ACR alone or an ACR and RAL.

                  On each Business Day during the term of this Agreement, Refant will process each Application for a RAL transmitted to it on that day in accordance with Bank's program eligibility and credit underwriting standards then in effect for such RALs and in accordance with an ASCII or other acceptable record of uncreditworthy persons provided by Bank, and will notify JHTS electronically within two hours after it receives the application as to whether the RAL should be made based on Bank's eligibility and credit underwriting standards. Bank shall independently evaluate each Application for a RAL.

                  Unless notice is received by JHTS from Bank electronically within two hours after Bank received the Application that a Taxpayer's application for a RAL has not been approved by Bank, upon receipt of electronic notice from Refant that a Taxpayer's RAL should be made, in accordance with an ASCII or other acceptable file of ineligible customers to be supplied by Bank, JHTS shall prepare a disbursement check for the RAL by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such ACR check shall be for the amount of the RAL less the Bank Fee that the Taxpayer authorized Bank to withhold from the RAL, and less the Tax Preparation, Electronic Filing, if any, ACR Application, and ACR Handling Fees, and any other applicable fees that the Taxpayer authorized Bank to withhold from the RAL and pay to JHTS.

                  JHTS will also complete a Proceeds Disbursement Authorization and Truth-in-Lending Disclosure and Loan And Security Agreement (the "Disclosure") on a form which shall be a perforated stub of the blank cashier's check form supplied by Bank at Bank's expense. JHTS shall then deliver or mail such Disclosure and check promptly to the Taxpayer and provide Bank with a listing of all checks issued on a particular Business Day and, if not on that day, JHTS will use every effort to provide this information as soon as possible. This listing shall identify ACR checks issued by amount, date issued and check number.

                  If a Taxpayer's RAL Application is denied for any reason, Refant will provide an ASCII or other acceptable record of such Taxpayer, and forward it to Bank on a regular basis. Refant will also complete and send the appropriate written Notice of Adverse Action in the form prepared or approved by Bank to Bank, which Bank will review and forward to the Taxpayer. Pursuant to the Taxpayer's Application, the Taxpayer will then receive an ACR check and shall have deducted from the refund deposited by the IRS all of the tax preparation/filing fees of JHTS as well as the ACR Application Fee, ACR Handling Fee, and sums paid to third parties, but not the Bank Fee.

                  Upon receiving oral or written notice from a Taxpayer that the Taxpayer no longer desires to obtain a previously approved RAL, JHTS shall not deliver the Bank check to the Taxpayer or, if the check has already been delivered or mailed to the Taxpayer, shall advise the Taxpayer to return the check to JHTS, marked "VOID" as a result of a Taxpayer cancellation. The Taxpayer shall then be deemed to have applied for an ACR and shall be liable for the same fees as specified in Paragraph 4.(h) above when the new ACR check is issued.

                  JHTS will retain original RAL Applications, copies of Disclosures and Notices of Adverse Action for 25 months, and send individual original Applications so retained to Bank within five days after Bank's request for them. JHTS will retain copies of such records associated with the RALs and ACRs and the electronic filing of Taxpayer's federal income tax return as the IRS may from time to time require or direct.

                  JHTS and Refant will mail up to three letters in the form adopted by Bank and on Bank's stationary to effect collection of delinquent RALs. All RALs that are 90 or more days delinquent shall be referred by Bank to a collection agency.

         BANK'S DUTIES - RAL PROGRAM

         Bank will have the following duties with respect to each Application for a RAL transmitted to it by Refant:

                  On each Business Day during the term of this Agreement, Bank will evaluate each Application for a RAL transmitted to it on that day in accordance with its underwriting standards then in effect for such RALs and will notify Refant electronically within two hours after it receives the Application if the Application is not approved.

                  On the Business Day Bank receives notification, prior to a mutually agreed upon cut-off time, that a disbursement check, including check number and amount, has been issued, Bank will remit, via ACH directly to the bank account of the local JHTS office that generated the fees, the Tax Preparation Fee, the Electronic Filing Fee, if any, the ACR Application Fee, and any other applicable fees.

                  To enable Refant and JHTS to identify the fees remitted by Bank, on a daily basis, Bank will also supply to Refant electronically with respect to each fee remitted that day: (a) the name and social security number of each Taxpayer for whom Bank remitted fees; (b) the amount of the Tax Preparation Fee, Electronic Filing Fee, if any, ACR Application Fee, and any other applicable fee remitted for each Taxpayer; and (c) the location code of the JHTS office at which the particular Taxpayer applied for a RAL.

                  All loan disbursement checks delivered to Taxpayers shall be cashier's checks drawn on a loan disbursement account established by Bank, and shall be paid promptly upon presentment, unless Bank reasonably believes that it has a valid defense to the payment of such check. On a daily basis Bank will supply to Refant electronically a listing of all ACR checks issued in connection with RALs that have cleared.

                  Bank will open a Deposit Account for each Taxpayer at Bank. Bank shall have the right to offset such refund when it is electronically deposited by the IRS against the total of the loan disbursement check previously delivered to the Taxpayer, plus the Tax Preparation Fee, Electronic Filing Fee, if any, the RAL Application Fee, the Bank Fee, the ACR Application Fee, the ACR Handling Fee, and any other applicable fees. If the Taxpayer's refund exceeds the total of such amounts, Bank will promptly pay the excess amount to Taxpayer, provided that any such amount is at least $1.00.

                  While this Agreement is in effect, subject to approval of Refant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i., the amount of the Bank Fees that are "Finance Charges" (as this term is defined in Federal Reserve Board Regulation Z), which fees shall be provided in the Addendum and be in effect for one (1) calendar year. Bank may change the Bank Fees designated by Bank by November 1 of the year before the calendar year in which the Bank Fees will be effective.

         BANK FEES AS LOAN LOSS RESERVE

         The Bank Fee for the RALs shall be reserved against losses on the RALs, applied against such loan losses and disbursed as provided in the Addendum.

         BLANK CHECK STOCK

         JHTS will use the blank cashiers' check stock provided by Bank, and will complete and affix laser generated facsimile signatures thereto only as authorized by Bank for the purposes described in this Agreement. JHTS shall use reasonable care to safeguard the blank check stock supplied to it by Bank until each check form is given to the appropriate Taxpayer, but JHTS shall not be responsible for any loss that occurs in connection with a check after it is given to the Taxpayer. If a blank check form should be discovered to have been lost, stolen or given to a person other than the proper Taxpayer, JHTS shall promptly report that fact to Bank. Upon termination of the Agreement, JHTS shall account to Bank for unused blank check stock and return all unused check stocks to Bank. JHTS shall maintain and transmit to Bank a record of check stock or number issued to each Affiliate. JHTS shall also destroy all facsimile specimens.

         WARRANTIES OF REFANT AND JHTS

         Refant and, as applicable, JHTS, warrant and continue to warrant to Bank that:

                  JHTS will maintain such computer software as is necessary to facilitate the Program, including error checking and fraud detection routines.

                  Refant will use its best efforts to provide Bank with at least the number of Bank Products for each Tax Season as specified in the Addendum for that Tax Season.

                  For Application data transmitted by JHTS to Refant, the data originates from bona fide Program Applications actually signed and submitted by the named applicants, copies of which along with copies of the RAL Disclosure were provided to the Taxpayers at the time of application.

                  With respect to each Application, JHTS has obtained the required forms of identification, signatures and certifications from each Taxpayer and has no knowledge that any Taxpayer has provided inaccurate data.

                  Refant and JHTS are not aware of any reason why any Taxpayer's income tax refund would not be made in the amount submitted by JHTS to Refant and Bank.

                  All charges and sums which Refant or JHTS authorizes Bank to deduct from the proceeds of a ACR or RAL made under the Program are owed to JHTS or others by the appropriate Taxpayer and the Taxpayer has authorized deduction of the charges or others from the ACR or RAL proceeds.

                  All ACR checks completed by JHTS and other funds received from Bank for payment to Taxpayers will be delivered or mailed by JHTS to the appropriate Taxpayer.

                  JHTS has complied and will continue to comply with all applicable laws, regulations, procedures and interpretations thereof relating to the payment of federal income tax and the preparation of federal income tax returns and has complied and will continue to comply with all applicable laws and regulations relating to the arranging for RALs in anticipation of the receipt of federal income tax refunds and the marketing and advertising of such arrangements.

                  The blank loan disbursement check stock and facsimile specimen provided by Bank to JHTS will be used only as authorized by Bank for purposes described in this Agreement and the blank check stock will be returned, if unused, by September 1 of the calendar year for which those checks have been prepared for use.

                  These warranties shall survive the termination of this Agreement.

         WARRANTIES OF BANK

         Bank warrants to Refant and, as applicable, to JHTS, that its evaluation and processing of Program Applications, its making and documentation of RALs to Taxpayers under the Program and the fees charged by it for such RALs will comply with all applicable federal laws and regulations, including without limitation, the federal Truth-InLending Act (15 U.S.C. 1601 et seq.), but excepting those laws and regulations as to which JHTS has given its warranty under Paragraph 8.h. These warranties shall survive the termination of this Agreement.

         GUARANTY OF RALS

         To induce Bank to make RALs to Taxpayers referred by JHTS and Refant pursuant to this Agreement, Refant, Hewfant and JHTS, jointly and severally, agree to enter into the Suretyship Agreement appended hereto as Exhibit "A."

         TERM AND TERMINATION

                  The term of this Agreement shall begin on the date first written above and shall continue until terminated according to the provisions of this Agreement.

                  Except as otherwise provided herein, no party may terminate this Agreement between July 31 and April 30. Otherwise, this Agreement may be terminated by any party upon fifteen (15) days written notice if: (a) an Addendum specifying the number of Bank Products to be provided and Bank's fees for the next Tax Season is not executed by all of the parties by December 15; or
(b) applicable laws, regulations, or IRS procedures governing the making of RALs make (or are claimed by an enforcement authority to make) the continued operation of the Program impractical, unprofitable, or of questionable legality, either generally or in any area; or (c) Bank becomes the subject of a lawsuit or an administrative proceeding which challenges the operation of the Program or any of its components; or (d) if the IRS ceases to permit JHTS to file income tax returns electronically or the Treasury Department ceases to deposit income tax refunds directly into accounts of Taxpayers with Bank.

                  Performance of duties which by their terms contemplate performance after the date of termination shall be completed in accordance with this Agreement. Such duties include, but are not limited to, collection of delinquencies, dispersal of proceeds, payments, and the like.

         OWNERSHIP OF LOANS

         Bank, Refant and JHTS agree that Bank will be sole owner of the RALs made under the Program. Bank, in consultation with Refant, will set credit underwriting standards to evaluate applications for Program loans from time to time. Bank may supply Refant no later than December 31, with an ASCII record of the names and social security numbers of all customers for which it will not authorize any RAL, provided that this record is not excessive in size as determined by JHTS and Refant.

         LOAN LIMITS

         The maximum and minimum RAL loan amounts shall be as provided in the Addendum.

         JHTS FRANCHISEES (AFFILIATES)

                  JHTS may from time to time arrange for independently owned offices franchised by or affiliated with JHTS ("Affiliates") to participate in the Program without such Affiliates having a direct agreement with Bank.

                  JHTS agrees that such Affiliates will execute agreements requiring them to perform the duties of and make the representations and warranties of Refant and JHTS to Bank with respect to RAL and ACR Applications submitted through them.

                  Each Affiliate is responsible for any and all blank check forms which are provided to that Affiliate pursuant to this Program. In the event that blank check forms that have been forwarded to an Affiliate have been or are presumed to have been lost, stolen or given to a person other than the proper Taxpayer, the Affiliate is responsible for any and all resultant loss, and the Affiliate will indemnify the Bank against such loss. If the Affiliate is unable or unwilling to indemnify Bank within 60 days of receipt of Bank's demand for indemnification, JHTS agrees that it shall be responsible for the actions of such Affiliates with respect to this Agreement and such Affiliates shall be deemed to be offices owned by JHTS for all purposes hereof, including without limitation the warranties of JHTS hereunder and JHTS shall indemnify the Bank for such loss.

         PARTICIPATION

         Bank may, from time to time, sell and assign one or more participation interests in the RALs generated under the Program, and the participants to whom participation interests are sold may sell sub-participation interests. Bank represents and warrants that it will at all times maintain an ownership interest as the originator of the Program RALs of at least 5% or, if less, the maximum amount that it may lawfully lend under the Program due to any capital constraints imposed on Bank by applicable banking laws and regulations; provided, however, that any financial institution purchasing a participation interest of more than 25% in any Program RALs shall act as a continuing surety and indemnitor of all of Bank's obligations under this Agreement.

         MARKETING AND OTHER MATERIALS

                  Refant will develop marketing materials in connection with the Program. Bank will have the right to review promptly and approve all marketing materials produced by Refant in connection with the Program, provided that Bank's approval is not unreasonably withheld. Bank will develop certain other written materials (including collection letters and loan denial letters) for use in connection with the Program. Refant and JHTS will have the right to promptly review and approve such materials if they are meant for external use, provided that Refant's and JHTS's approvals are not unreasonably withheld.

                  Each party hereto owns and may use in connection with the Program certain trade and service marks. No party shall use the other's marks in any manner except to the extent and in the manner expressly authorized in writing by the other.

         CONFIDENTIAL INFORMATION

         Each party hereto shall safeguard all data and other information made available to it by the other parties which is of a confidential nature, taking reasonable precautions to withhold the same from disclosure to the same extent that it would safeguard its own confidential information and data. Such confidential information shall not include information which is otherwise generally available to the public, or rightfully obtained by or from third parties. Upon the termination of this Agreement, the parties shall return all such confidential information and certify in writing that no copies are retained. The undertakings of this Paragraph 17 shall survive the termination of this Agreement.

         INDEMNIFICATION

         Refant, Hewfant and Jackson Hewitt, jointly and severally on the one part, and Bank individually on the other (herein, each an "Indemnitor"), shall indemnify the other against any liabilities and expenses, including legal fees, incurred by the other in connection with any claims, disputes, controversies or litigation arising out of (a) the failure of such Indemnitor to perform its duties and responsibilities under this Agreement, as it may be extended, renewed, modified or amended or (b) any breach of the Indemnitor's warranties made under this Agreement, as it may be extended, renewed, modified or amended. Each may retain attorneys of its selection and direct its own defense. However, Bank agrees that it may not proceed against Hewfant or Jackson Hewitt without first making demand for indemnification from Refant. If Refant is unable or unwilling to indemnify Bank within 60 days of receipt of such demand, Bank may then proceed against Hewfant and Jackson Hewitt hereunder, whose liability hereunder shall jointly be limited to 65% of the liability and expenses for which such indemnification is being sought hereunder. This indemnity shall survive the termination of this Agreement. A copy of the form of Suretyship Agreement is appended hereto as Exhibit "A" and of the form of Indemnification Agreement is appended hereto as Exhibit "B."

         MISCELLANEOUS

                  This Agreement is binding on the parties hereto and their successors. Each party may assign its rights and delegate its obligations hereunder to any of its direct corporate parents, to any of its wholly-owned subsidiaries or to any affiliate. Other than as explicitly stated in this paragraph, this Agreement cannot be assigned to any party without the express written consent of all other parties, except that Bank may sell and assign one or more participation interests in the Program ACRs and RALs at any time and from time to time pursuant to Paragraph 15 above without notice to or the consent of the other parties.

                  This Agreement shall be governed by and interpreted under the internal laws of the Commonwealth of Pennsylvania and, to the extent applicable, the United States of America.

                  Notice, when required under this Agreement, shall be given in writing by first class U.S. Mail, postage prepaid, addressed as follows:


                      If to BANK:          County Bank
                                           County Corporate Center
                                           Suite A-1
                                           4299 Highway One
                                           Rehoboth Beach, DE   19971

                      If to JHTS:          Jackson Hewitt Inc.
                                           4575 Bonney Road
                                           Virginia Beach, VA  23462

                      If to Hewfant:       Hewfant Inc.
                                           4575 Bonney Road
                                           Virginia Beach, VA  23462

                      If to Refant:        Refant Partners c/o Republic
                                           Services, Inc. (Partner)
                                           1608 Walnut Street
                                           Philadelphia, PA  19103

                      If to Services:      Republic Services, Inc.
                                           1608 Walnut Street
                                           Philadelphia, PA  19103

Notice properly given under the provisions of this Paragraph shall be deemed given on the day following the day when placed in the mails.

                  The failure of any party to insist upon another party's compliance with or performance of any term or condition of this Agreement shall not be deemed a waiver of such term or condition, and no waiver shall be binding upon any party unless in writing and signed by such party, and shall then be binding only for that particular instance.

                  The parties agree that if any provision of this Agreement shall be determined to be void by any court of competent jurisdiction, then such a determination shall not affect any other provision of this Agreement, all of which provisions shall remain in effect. If any provision is capable of two constructions, one of which would render the provision valid, then the provision shall have the meaning which renders it valid.

                  This writing constitutes the entire agreement among the parties. This Agreement may be amended or supplemented only by a writing duly executed by authorized representatives of the parties.

                  It is expressly understood and agreed that it is not the intention or purpose of this Agreement to create nor shall the same be construed as creating any type of agency, partnership or joint venture.

                  From time to time Bank and/or its banking examiners or auditors may perform physical audits of blank Bank check stock, Program Application forms and copies of Taxpayers' 8453 forms and delinquency summaries by JHTS Affiliates in Refant's or JHTS's possession. Refant and JHTS will permit Bank, and/or its banking examiners or auditors, access to Refant's and/or JHTS's premises and records for the purpose of such audits, and will cooperate with Bank in connection with such audits.

                  This Agreement may not be modified or amended without the written consent of JHTS., Refant and Bank. Any changes in terms or fees must be decided upon each year no later than December 1. Fees established on that date shall be as provided in the Addendum for the next Tax Season and may not be changed at any other time without the express, written consent of all parties.

         j. To facilitate execution, this Agreement may be executed in counterparts by the parties and shall be binding when duly authorized signatures of each party appear on one or more counterparts delivered to the other parties. All counterparts shall collectively constitute a single Agreement.

         IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the day and year first written above.


Attest:                            COUNTY BANK

______________________________     BY:______/s/ Harold L. Slatcher__________
(SEAL)
                                   Typed Name:  Harold L. Slatcher

                                   Title:  President

Attest:                    HEWFANT, INC.
__________________         BY:______/s/ Keith E. Alessi______________________
(SEAL)
                           Typed Name:  Keith E. Alessi

                           Title:  President


Attest:                    JACKSON HEWITT INC.

___________________        BY:_______/s/ Keith E. Alessi_____________________
(SEAL)
                           Typed Name:  Keith E. Alessi

                           Title:  President


Attest:                    REFANT PARTNERS


___________________        BY:  Hewfant, Inc., Partner
(SEAL)

                           BY:_______/s/ Keith E. Alessi_____________________

                           Typed Name:  Keith E. Alessi

                           Title:  President


Attest:                    REPUBLIC SERVICES, INC.


___________________        BY:_______/s/ Rolf A. Stensrud___________________
(SEAL)

                           Typed Name:  Rolf A. Stensrud


                           Title:  President

                        RELEASE AND SETTLEMENT AGREEMENT


         This Release and Settlement Agreement ("Agreement") is made this December 9, 1996 by and between Jackson Hewitt Inc. (hereinafter "Company") and John T. Hewitt (hereinafter "Hewitt").

                                    RECITALS

         A. Hewitt, a creator and founder of Company's business, is presently a shareholder of Company's publicly traded stock, and has been an employee of Company for several years prior to his resignation in September, 1996.

         B. During the course of his employment with Company, Hewitt held a position of trust and confidence, had contact and developed relationships with Company's customers and had contact with Company's proprietary and confidential information.

         C. During Hewitt's employment, Company loaned Hewitt certain sums of money. As of December 9, 1996, Company's outstanding loans to Hewitt total One Million, Two Hundred Seventy Six Thousand, and Fifty-Seven Dollars ($1,276,057) (hereinafter "Debt").

         D. Company subsequently filed suit against Hewitt for the amount due and owing on the Debt and for a prejudgment attachment on November 12, 1996, in the Circuit Court for the City of Norfolk, Virginia (the "Court"), Jackson Hewitt, Inc. v. John Hewitt, At Law No. 4090 (the "Litigation").

         E. The Court granted an order of attachment (the "Attachment Order") on November 12, 1996, seizing certain personal property in the form of common stock in Company, stock certificate No. 3936 dated May 24, 1994 in the amount of 200 shares, stock certificate No. 4811 dated December 31, 1994 in the amount of 70,785 shares, and stock certificate No. 4701 dated July 30, 1996 in the amount of 54,065 shares (collectively, the "Stock") from Hewitt and commanding the Stock be held by the Sheriff for the City of Virginia Beach (the "Sheriff") and requiring that a surety bond in the amount of One Million, Three Hundred Thousand and no/100 Dollars ($1,300,000)(the "Bond") be posted.

         F. Company and Hewitt desire to settle the Litigation and resolve any and all claims or actions which Hewitt may have against Company, including, but not limited to, claims arising from the prior employment relationship between them, in accordance with the following provisions of this Agreement.

AGREEMENT

         For and in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Company and Hewitt agree as follows:

1.       Definitions.

1.1 "Business" means the business owned and/or operated by Company, including but not limited to, the preparation and filing of tax returns with the Internal Revenue Service and/or state tax collection agencies, providing tax planning advice, the marketing of tax preparation and tax planning services and the forwarding of funds to customers in anticipation of anticipated tax refunds.

1.2 "Business Partners" means Company franchisees located throughout the United States of America conducting business under the "Jackson Hewitt" trade name.

1.3 "Company Information" includes, but is not limited to, any and all Confidential Information, Copyrightable Material, Trade Secrets, and Proprietary Information of the Company and any other records or information belonging to Company or relating to Company's business.

1.4 "Confidential and Proprietary Information" means any and all data, trade secrets and information about Company or Company's customers and not intended as marketing or public documents, whether or not such information was developed by Hewitt.

         Such information includes, but is not limited to:

1.4.1 Production processes, marketing techniques, financial information, names, requirements, data and other materials or information relating to the operation, production and marketing of the Business and/or the manner in which the Company does business;

1.4.2 Discoveries, concepts and ideas, and the embodiment and expression thereof, whether or not patentable or subject to protection by a copyright, including, without limitation, the Hewtax interactive software package and other processes, techniques and "know-how."

1.4.3 Information containing or concerning Company's services, application thereof, operating principles, sales, sales methods, promotional plans and strategies, pricing strategies, accounting and financial information, customers and prospective customers, any other materials, records or information related to the business of the Company.

1.5 "Copyrightable Material" means any material: 1.5.1 developed by the Company or by the Hewitt while employed by or working with the Company or any protectable material which the Hewitt may have created before his association with Company that the Company used in connection with the Business or as a part of the Company Information, Confidential or Proprietary Information or Trade Secrets; and

1.5.2 that is protected or is protectable by the copyright laws of the United States, including, without limitation, brochures and other printed advertisements, billboard contents, photographs, television advertisements, and recordings, whether on an electronic medium or otherwise.

1.6 "Trade Secrets" means the whole or any portion or phase of any data or information developed, owned or licensed from a third party by the Company, including any formula, pattern, compilation, program, device, method, technique, improvement, or process that falls within the definition of "Trade Secret" under the laws of the Commonwealth of Virginia.

2.       Dismissal of Lawsuit.
                           The parties agree to endorse the order attached as
Exhibit 1 (the "Order") and to forward the Order to the Court for entry. The parties agree that the Order will:
        (a) dismiss the Litigation without prejudice;

        (b) command the Sheriff to deliver the Stock to the Company
        (c) grant the Company the right to hold the Stock as collateral for amounts owed by Hewitt to Company;

        (d) acknowledge that the Hewitt has not suffered any damage from the Attachment and consents to the release of the Bond with out further accounting or proceedings;

        (e) release the Bond without further accounting or other proceedings;

3.       Promissory Note and Collateral.

3.1 Upon execution of this Agreement, Hewitt will execute, a promissory note bearing interest at 6.9% per annum in the original principal amount of One Million Two Hundred Seventy-Six Thousand Fifty-Seven and no/100 Dollars ($1,276,057), due April 30, 1999 (the "Note"), evidencing the Debt currently owed by Hewitt to Company. Copies of the Note and Stock Pledge Agreement are attached hereto as Exhibits 2 and 3 to this Agreement, and are expressly incorporated herein by reference.

3.2 Hewitt shall pledge, as collateral for this Debt, 145,050 shares of Jackson Hewitt Inc. stock (the "Collateral").

4.       Payments to Hewitt.

4.1 Company agrees that within ten (10) days of receipt of a validly executed copy of this Agreement, Company shall begin making monthly payments to Hewitt of Twenty Two Thousand Three Hundred Thirty-Seven and 33/100 Dollars ($22,337.33), to be paid as follows: Seven Thousand Three Hundred Thirty-Seven and 33/100 Dollars ($7,337.33) to be retained by Company to offset payment owed by Hewitt to Company for interest accruing on the Note, and Fifteen Thousand Dollars ($15,000) in cash payment to Hewitt. The first payment shall cover the month of December 1996. After the first of such payments, subsequent monthly payments pursuant to this Section shall be made on the first day of each successive month. The final monthly payment pursuant to this Section shall be made on April 1, 1999. Company shall not deduct or withhold any amounts from such payments, and Hewitt shall be responsible and liable for all federal and state taxes resulting from such payments.

4.2 Hewitt agrees that if Company fails to timely make any of the scheduled described in Section 4.1, Company shall have fifteen (15) days following Hewitt's written notice of nonpayment in which to make such payment before Company may be deemed to have breached this Agreement.

4.3 Hewitt agrees that the Note is a valid and binding obligation of Hewitt and enforceable in accordance with its terms. There exists no course of dealing among the parties which has altered the terms of the Note or other documents referenced in this Agreement or in the Note or which would preclude Jackson Hewitt from enforcing the Note, the documents referenced in the Note or the other documents referenced in this Agreement.

Hewitt represents and warrants that he has no claims, actions, causes of action, defenses, counterclaims or setoffs of any kind or nature which he can assert against Jackson Hewitt in connection with the making, closing, administration, collection and/or enforcement by Jackson Hewitt of the Note and the documents referenced in the Note or this Agreement, this Agreement or any related agreements. In the event employee has any claims, actions, causes of action, defenses, counterclaims or setoffs of any kind or nature which he now and hereafter may assert against the Jackson Hewitt in connection with the making, closing, administration, collection and/or enforcement by Jackson Hewitt of the note or any documents referenced in the Note or this Agreement, this agreement, or any related agreements, then by executing this Agreement, he forever waives and relinquishes them.

         5. Release. Hewitt, for himself, his heirs and assigns, hereby releases and discharges Company, and Company's Board of Directors, its individual Directors, its officers, employees, former employees and agents, attorneys and its successors and assigns from all manner of action and causes of actions, suits, debts, sums of money, accounts, covenants, contracts, controversies, agreements, promises, damages, judgments, claims and demands of every kind or character whatsoever, whether presently known or unknown, suspected or unsuspected, under state or federal law, which Hewitt now has against Company, and its Board of Directors, its individual Directors, its officers, its employees, former employees and agents, attorneys and its successors and assigns based upon any facts which have come into existence from the beginning of time through the date of this Agreement. As a part of this release, and without limiting the scope of the release, Hewitt agrees that this release includes all claims, causes of action or demands in connection with the prior employment relationship between Hewitt and Company, including, but not limited to, any claims due to alleged breach of contract, wrongful discharge, intentional infliction of emotional harm, defamation, or any other tort, and any claims arising under Title VII of the Civil Rights Act of 1964, the Americans with Disabilities Act, the Hewitt Retirement Income Security Act, the Age Discrimination in Employment Act, or any other state or federal law.

5.1 The Company, on its own behalf and on behalf of its board of directors, its individual directors, its officers, employees, former employees and agents, attorneys' and its successors and assigns, releases Hewitt and his heirs, successors and assigns, from all actions, causes of action, suits, debts, sums of money, damages, judgments, claims and demands of every kind or nature whatsoever, whether presently known or unknown, suspected or unsuspected, under state or federal law, which the Company now has against Hewitt, his heirs or assigns, based upon Hewitt's breach of contract, breach of fiduciary duty or negligence up and through the date of the execution of this Agreement. The Company's release of Hewitt does not extend to any actions, causes of action, suits, debts, sums of money, damages, judgments, claims and demands of every kind or nature whatsoever, whether presently known or unknown, suspected or unsuspected, under state or federal law, relating, directly or indirectly, to any purposeful or intentional tortious act, fraudulent act or omission, illegal act or omission, or any other purposeful or willful wrongdoing known or unknown by the Company.

5.2 Nothing in any of the paragraphs in this section shall be construed to relieve either party of their obligations under this Agreement, the Note, the Stock Pledge Agreement, or any other agreement, covenant, promise or right referenced or contemplated by this Agreement.

         6. Acknowledgement of Company's Rights to "Jackson Hewitt Inc." Trade Name And Associated Marks. Hewitt hereby expressly acknowledges Company's superior and exclusive right to use the trade name, trademark and/or service mark "Jackson Hewitt," "Jackson Hewitt Inc.," and/or "Hewitt" and all associated marks, names or logos, including, without limitation, the colorization and/or stylization of such marks, alone or as a prefix or suffix to any other trade name or service mark element, in connection with the marketing, provision or sale of its tax preparation services or related goods and services anywhere in the world. Hewitt agrees not to interfere with Company's use, registration, and/or protection of such marks, names, or designations in any fashion or form. The Parties agree that the use of "Jackson Hewitt," "Jackson Hewitt Inc.," and/or "Hewitt" by Company is not confusingly similar to or violative of any rights held by Hewitt in or to any other marks, trade names, or designations.

7. Future Names or Marks. Hewitt shall not, in the future, adopt or use any name or mark or designation that includes the letters "Hewitt," "Jackson Hewitt" or abbreviations thereof, alone, or as a prefix or suffix, or any colorable imitation thereof including the colorization and stylization of the marks, on or in connection with the marketing, provision or sale of tax preparation services or any related services, including the training of tax preparers, anywhere in the world. Nothing in this paragraph or Agreement shall prevent or limit Hewitt from using any other mark, name, or designation as long as it is not used in connection with "Jackson Hewitt", "Hewitt" or any related or associated marks, including, without limitation any abbreviations of those or similar marks, or any confusingly similar mark in connection with the marketing, provision, or sale of tax preparation services or any related services, including the training of tax preparers, anywhere in the world.

8. Assignment of Rights/Acknowledgment of Irreparable Harm. Hewitt hereby assigns to Company any and all right, title and interest, including common law rights, Hewitt may have anywhere in the world in and to the designations, trade names, trademarks or service marks "Jackson Hewitt" and "Jackson Hewitt Inc." and all associated marks, names or logos, including, without limitation, the colorization and/or stylization of such marks. Hewitt likewise assigns to Company any and all right, title and interest, including common law rights, Hewitt may have anywhere in the world in and to any Copyrightable Material or other material in which Hewitt may claim intellectual property rights of any nature or kind which relate, in any fashion or form, to the Business, Company Information, Confidential and Proprietary Information, or Trade Secrets. Notwithstanding any other provision of this agreement, Hewitt acknowledges and agrees that the violation of any of the covenants given to or rights of Jackson Hewitt associated with paragraphs 6-8 of this Agreement as well as the intellectual property rights accorded Jackson Hewitt under federal, state and international law, shall cause Jackson Hewitt immediate and irreparable harm, for which remedies at law will be inadequate, shall constitute grounds for the entry of immediate injunctive and remedial relief, and Hewitt consents to the entry of such relief by a court of competent jurisdiction without notice. Such injunctive and remedial relief shall be in addition to any other remedies and/or damages available to Jackson Hewitt.

9.       Confidentiality.

9.1 Hewitt agrees not to discuss or disclose the terms or conditions of this Agreement (including the amount to be paid to Hewitt as specified in paragraph 4.1), other than to Cynthia Acton, his family, his attorney(s), or his accountant(s) unless such disclosure is required by law or consented to in writing by Company. Prior to making any such disclosure Hewitt shall obtain in writing, from such accountant or attorney, that person's agreement to make no additional disclosure, except to his or her own employees in the performance of their duties.

9.2 The Company agrees that the terms and conditions of this Agreement will not be discussed or disclosed by any member of the Board of Directors or officer of the Company with any individual not a member of the Company's Board or employee of the Company unless such disclosure is required by law or consented to in writing by Hewitt, except: (1) to the extent necessary to comply with the terms of this Agreement; and (2) that the terms of this Agreement may be disclosed to the Company's attorney(s) or accountant(s). Prior to making any such disclosure (not already disclosed in connection with this Agreement), the Company shall obtain in writing, from such accountant or attorney, that person's agreement to make no additional disclosure except to his or her own employees in the performance of their duties.

10. Non-solicitation of Proxies. From the date of this Agreement through April 30, 1999, Hewitt agrees that he shall not, directly or indirectly, whether acting individually or in concert with any other person, entity or group, in his capacity as a shareholder or employee of Company, (i) make, or in anyway participate in any "solicitation" of "proxies" to vote (as such terms are defined in Rule 14a-1 under the Securities Exchange Act of 1934 ("Exchange Act"), solicit any consent or communicate with or seek to advise or influence any person or entity with respect to the voting of any securities of Company registered under the Exchange Act or become a "participant" in any "election contest" (as such terms are defined or used in Rule 14a-11 under the Exchange
Act) with respect to Company, or (ii) initiate, propose or otherwise solicit shareholders of Company for the approval of one or more shareholder proposals with respect to the Company as described in Rule 14a-8 under the Exchange Act, or induce or attempt to induce any other person to initiate any shareholder proposal.


11.      Non-disparagement.

11.1 From the date of this Agreement through April 30, 1999, Hewitt agrees that he will not, in any way, do or say anything at any time which might reasonably be expected to materially harm the business interests of Company, or any related or affiliated companies, or any of their employees, officers, directors, shareholders or agents, unless required to do so by legal process.

11.2 From the date of this Agreement through April 30, 1999, the Company agrees that any personal or other information concerning Hewitt and the Hewitt Foundation which was the subject of discovery during the Litigation will not be discussed or disclosed by any member of the Company's Board of Directors or officers with any individual not a member of the Company's Board, or officer of the Company, or Corporate Counsel to the Company, unless: (1) such disclosure is required by law or upon subpoena, request or inquiry by a court of competent jurisdiction, private or governmental regulatory body or agency; (2) the Company desires in good faith to disclose such information in connection with litigation, either as pertinent material to an affirmative defense, discovery, or otherwise; (3) Hewitt breaches the terms of this Agreement; or (4) consented to in writing by Hewitt. Provided, however, that the Company may disclose such information to the extent necessary to comply with the terms of this Agreement, and may disclose such information to its attorney(s) or accountant(s), after obtaining from such attorney or accountant that person's agreement to make no additional disclosure except to his or her own employees in the performance of their duties (unless such disclosure has occurred prior to execution of this Agreement in connection with the Agreement).

12. Disclaimer. This Agreement and the obligations of the Parties hereunder in no way constitute an admission, agreement, consent, statement or declaration on the part of either Party as to any matters in connection with the past employment relationship between the Parties.

13.      Ownership of Company Information.

13.1 Hewitt agrees that all Company Information is the sole and exclusive property of Company and that any of the Company Information which was produced by him is classified as work for hire.

13.2 Hewitt further agrees and acknowledges that all physical embodiments of the Company Information developed in whole or in part by him during his employment with the Company are the property of the Company.

14. Non-Disclosure of Company Information (Trade Secrets, Copyrightable Material, Confidential and Proprietary Information.) Hewitt agrees that following his employment he shall not directly or indirectly use, reveal, report, publish, disclose, transfer or make available to anyone for use outside Company's organization, any Company Information without the prior written authorization of Company.


15. Ownership of Work Product and Other Tangible Information. All (i) notes, data, reference materials, advertising materials, memoranda and records relating to any of the Company Information and (ii) other physical embodiments of the Company Information shall remain exclusively the property of the Company and Hewitt agrees to turn over to the Company the originals and all copies of such materials in his possession upon the termination of Hewitt's employment with the Company.

16. Disclosure of Materials. By his execution of this Agreement, Hewitt certifies that he has disclosed to Company all processes, techniques, methods, discoveries, improvements, inventions, and/or other materials made or developed by Hewitt in whole or in part during the period of Hewitt's employment which are related in any way to the business activities of Company. Hewitt recognizes that all such materials are the sole property of Company, and Hewitt hereby assigns and agrees to assign all rights to such materials to Company.

17. Return of Materials. By his execution of this Agreement, Hewitt certifies that he has delivered to Company all property, materials, documents, and copies of documents concerning Company's operations or customers which Hewitt possessed at the time of termination.

18. Reservation of Common Law Rights. Nothing contained in the provisions of this Agreement are intended to constitute a waiver of any rights or duties owed to or possessed by Company pursuant to the common law of the Commonwealth of Virginia and Company expressly reserves its right to enforce or pursue its rights and remedies for any violations of the common law of the Commonwealth of Virginia or any breaches of duty owed by Hewitt to Company pursuant to the common law of the Commonwealth of Virginia.

19.     Covenant Not to Compete.

19.1 Hewitt acknowledges that during the course of his employment, he has acquired confidential and other Company Information about Company's business, including but not limited to, its long and short term goals, marketing strategy, operations, revenues, fees/prices, customers and customer lists, and other information belonging to Company or relating to Company's business, and that he was uniquely positioned to know of and have access to the most sensitive aspects of Company's operations, including responsibility for contacting and developing relations with Company's customers and other relevant Company contacts, including, but not limited to, referral and financing sources. Hewitt also acknowledges and agrees that his skills used in the operation of Company's business are personal and unique, that his personal skills and efforts were instrumental in the creation and development of the Company's business, and that he provided those unique skills exclusively to Company during his many years of employment with Company. Hewitt further acknowledges that not only was he instrumental in the creation of Company's business, the use of his name by the Company has resulted in widespread public recognition of the Hewitt name.
Accordingly:

19.2 Hewitt covenants that until April 30, 1999, he will not, directly or indirectly, compete with Company within any city, town, or county within the geographical limits of the United States of America, its territories and possessions in which Business Partners, franchises or other business entities bearing Company's trade name are conducting business on the date this Agreement is executed, or in which Company has made plans or preparations, prior to the execution of this agreement and of which Hewitt is aware, to locate such a franchise or entity.

19.3 Hewitt agrees that competition shall include engaging in competitive activity, either as an individual, partner, joint venturer with any other person or entity, employee, agent, investor (other than in publicly traded stock), consultant, or representative of any other person or entity, or otherwise being associated in a competitive capacity with any business entity which directly or indirectly competes with Company. 19.4 It is the specific intent of the Parties that Hewitt shall be restricted from competing directly or indirectly with any segment of Company's business in which Hewitt engaged prior to the termination of employment and from any segment of Company's business about which Hewitt acquired proprietary or confidential information during the course of his employment. Company's business includes, without limitation:

19.4.1 Advertising and marketing directed to those individuals, corporations, or other entities required to file tax returns with the Internal Revenue Service or relevant state tax collection agencies; providing advice and counsel regarding tax planning; completing and filing all required tax forms for customers; and representing or providing testimony or evidentiary support in the event of challenges to customer's tax filings. These operations include a mechanism for providing customers, upon the electronic filing of their tax forms, with "Superfast Refunds," in anticipation of their actual tax refunds.

19.5 Company and Hewitt have examined in detail this Covenant Not to Compete and agree that the restraint imposed upon Hewitt is reasonable in light of the legitimate interests of Company, and it is not unduly harsh upon Hewitt's ability to earn a livelihood due, in part to, the vast name recognition Hewitt's name commands in the marketplace and the contacts Hewitt has made when founding, developing and working for Company. Company and Hewitt agree specifically that the duration of the noncompete provision is necessary to the protection of Company's goodwill and to the maintenance of Company's competitive position.

20. Non-Solicitation of Customers and Franchises (Business Partners). Hewitt agrees that until April 30, 1999, he shall not, directly or indirectly, solicit or attempt to solicit the trade of, or directly or indirectly trade with, any customer or prospective customers, or existing or previously identified prospective franchisee (who shall be defined as an entity or individual known by Hewitt to have received and not yet acted upon a proposal by Company to become a franchisor) with whom Hewitt had contact, conducted business, or became aware of during and as a result of his employment with Company or during the term of this Agreement with Company, where the trading between Hewitt and customer, prospective customer, or franchisee/Business Partner entails competition with Company and involves the same or similar services as Hewitt provided while employed by Company.

21. Non-Solicitation of Employees. Hewitt agrees that until April 30, 1999, he shall not, directly or indirectly, solicit or induce, or attempt to solicit or induce, any employee of Company to leave Company for any reason whatsoever, or directly or indirectly hire any individual employed by Company at the time of the execution of this Agreement or who becomes employed by Company prior to April 30, 1999, except for Donna Halligan, Martha O'Gorman, Kathleen Curry, and/or John Seal, or members of Hewitt's immediate family, who may be offered employment by Hewitt for positions which do not require competition with Company. The term "immediate family" shall mean any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and shall include adoptive relationships.

22.     Injunctive Relief.

22.1 Hewitt acknowledges that the remedies at law for any breach by Hewitt of any restrictive covenant contained in this Agreement, including, without limitation, those covenants associated with the intellectual property rights of the Company, will be inadequate and that Company shall be entitled to injunctive relief against Hewitt in addition to any other remedy and damages available. Hewitt acknowledges that the restrictions contained herein are reasonable, but agrees that if any court of competent jurisdiction shall hold such restrictions unreasonable as to time, geographic area, activities, or otherwise, such restrictions shall be deemed to be reduced to the extent necessary in the opinion of such court to make them reasonable.

22.2 Hewitt agrees that the non-competition, non-disclosure, and non-solicitation obligations contained herein shall be extended by the length of time which Hewitt shall have been in breach of any of said provisions. Hewitt recognizes that the time periods included in the restrictive covenants contained herein shall begin on the date a court of competent jurisdiction enters an order enjoining Hewitt from violating such provisions unless good cause can be shown as to why the periods described should not begin at that time.

23. Restrictive Covenants of the Essence. The restrictive covenants of the Hewitt set forth herein are of the essence of this Agreement, and they shall be construed as independent of any other provision in this Agreement; and the existence of any claim or cause of action of the Hewitt against the Company, whether predicated on this Agreement or not, shall not constitute a defense to the enforcement by the Company of the restrictive covenants contained herein. Company shall at all times maintain the right to seek enforcement of these provisions whether or not Company has previously refrained from seeking enforcement of any such provision as to Hewitt or any other individual who has signed an agreement with similar provisions.

24.     Company's Remedies in the Event of Breach.

24.1 Hewitt and Company agree that in the event Hewitt breaches any provision of this Agreement, Company shall have the right to seek injunctive relief as described in Section 22 (as well as any monetary remedies available through legal means) and to immediately cease any additional payments pursuant to the Agreement and Hewitt will be deemed to have forfeited any and all remaining payments under Section 4.1.

24.2 Hewitt and Company further agree that in the event Hewitt breaches any provision of this Agreement, Hewitt will be deemed to have defaulted on the Note, and payment on the Note will be accelerated and immediately become due and owing. However, Company agrees that in the event of perceived breach of Hewitt's agreement to maintain the confidentiality of this Agreement, as described in
Section 9; of Hewitt's agreement not to disparage Company, as described in
Section 11; or of Hewitt's agreement to refrain from disclosure of Company Information, as described in Section 14, Company shall, prior to assuming control and ownership of the Collateral to the Note, submit the question of whether Hewitt's conduct constitutes a breach of the relevant provision to

Alternative Dispute Resolution procedures, in accordance with the Dispute Resolution provisions of Section 25 to the Agreement, below.

25. Dispute Resolution. Any dispute between the Parties as to whether Hewitt is in breach of Sections 9, 11, or 14 of the Agreement shall be resolved as provided in this Section 25.

25.1 Informal Dispute Resolution. Prior to the initiation of formal dispute resolution procedures, the Parties shall first attempt to resolve their dispute informally, as follows:

25.1.1 Upon the written request of a Party, the other Party shall appoint a designated representative who is not directly involved in the dispute and whose task it will be to meet for the purpose of endeavoring to resolve such dispute.

25.1.2 The designated representatives shall meet as often as the Parties reasonably deem necessary in order to gather and furnish to the other all information with respect to the matter in issue which the Parties believe to be appropriate and germane in connection with its resolution. The representatives shall discuss the problem and negotiate in good faith in an effort to resolve the dispute without the necessity of any formal proceeding.

25.1.3 During the course of negotiations, all reasonable requests made by one Party to another for nonprivileged information, reasonably related to this Agreement, shall be honored in order that each of the Parties may be fully advised of the other's position.

25.1.4 The specific format for the discussion shall be left to the discretion of the Parties, but may include the preparation of agreed-upon statements of fact or written statements of position.

25.1.5 Should the Parties fail to reach agreement pursuant to Sections 25.1.1 through 25.1.4 above, or at any other time as the Parties may mutually agree, the President of Company and John T. Hewitt, personally, shall meet and endeavor to resolve the dispute.

25.1.6 Formal proceedings for the resolution of a dispute may not be commenced until the earlier of:

                     25.1.6.1 the designated representatives concluding in good faith that amicable resolution through continued negotiation of the matter does not appear likely; or

                     25.1.6.2 thirty (30) days after the initial request to negotiate the dispute.

This provision shall not be construed to prevent a Party from instituting, and a Party is authorized to institute, formal proceedings earlier to avoid the expiration of any applicable limitations period, or to preserve a superior position with respect to other creditors, or as provided in Section 25.3.

25.2 Arbitration. If the Parties are unable to resolve a dispute under this Agreement as contemplated by Section 25.1 pertaining to a covered dispute, then such dispute shall be submitted to mandatory and binding arbitration at the election of either Party (the "Disputing Party") pursuant to the following conditions:

25.2.1 Selection of Arbitrator. The Disputing Party shall notify the American Arbitration Association and the other Party in writing describing in reasonable detail the nature of the dispute ("the Dispute Notice"), and shall request that the American Arbitration Association furnish a list of 5 possible arbitrators who shall have at least five 5 years experience. Each Party shall have 15 days to reject two of the proposed arbitrators. If only one individual has not been so rejected, he or she shall serve as arbitrator; if two or more individuals have not been so rejected, the American Arbitration Association shall select the arbitrator from those individuals.

25.2.2 Conduct of Arbitration. The arbitrator shall allow reasonable discovery in the forms permitted by the Federal Rules of Civil Procedure, to the extent consistent with the purpose of the arbitration. The arbitrator shall have no power or authority to amend or disregard any provision of this Section 25.2. The arbitration hearing shall be commenced promptly and conducted expeditiously, with each Party being allocated one-half of the time for the presentation of its case. Unless otherwise agreed to by the Parties, an arbitration hearing shall be conducted on consecutive days.

25.2.3 Replacement of Arbitrator. Should the arbitrator refuse or be unable to proceed with arbitration proceedings as called for by this Section 25.2, such arbitrator shall be replaced by an arbitrator selected from the other four arbitrators originally proposed by the American Arbitration Association and not rejected by the Parties, if any, or if there are no remaining proposed arbitrators who have not been rejected, by repeating the process of selection described in Section 25.2.1 above. If an arbitrator is replaced pursuant to this
Section 25.2.3, then a rehearing shall take place in accordance with the provisions of this Section 25.2.

25.2.4 Findings and conclusions. The arbitrator rendering judgment upon disputes between Parties as provided in this Section 25.2 shall, after reaching judgment, prepare and distribute to the Parties a writing describing the findings of fact and conclusions of law relevant to such judgment and containing an opinion setting forth the reasons for the finding of fact and law. The decision of the arbitrator shall be final and binding on the Parties, and judgment thereon may be entered in a court of competent jurisdiction.

25.2.5 Place of Arbitration Hearings. Arbitration hearings hereunder shall be held in Norfolk, Virginia. If the Parties agree, arbitration hearings may be held in another location.

25.2.6 Time of the Essence. The arbitrator is instructed that time is of the essence in the arbitration proceeding, and that the arbitrator shall have the right and authority to issue monetary sanctions against either of the Parties if, upon a showing of good cause, that Party is unreasonably delaying the proceeding. The arbitrator shall render his or her decision within 15 days following the conclusion of the hearing and in any event within four months of selection of the arbitrator. Recognizing the express desire of the Parties for an expeditious means of dispute resolution, the arbitrator shall limit or allow the Parties to expand the scope of discovery as may be reasonable under the circumstances.

25.2.7 Limitation on Authority of Arbitrator. If the Parties comply with the provisions of Section 25.1 and the arbitrator finds that a material breach of a relevant Section of this Agreement has occurred, the arbitrator shall not have the authority to exclude the right of a Party to terminate this Agreement by virtue of such material breach, or the right of a Party to pursue such other remedies as are contemplated by the Agreement's terms.

25.3 Continued Performance. Each Party agrees to continue performing its obligations under this Agreement while any dispute is being resolved.

26. Death or Disability. In the event, prior to April 30, 1999, Hewitt dies or becomes totally and permanently disabled, Company shall have the right to terminate this Agreement with Hewitt and Hewitt shall not be entitled to any further compensation under this Agreement as detailed in Section 4.1 of this Agreement.

27. Review by Counsel. Hewitt understands the nature of the burdens imposed by the restrictive covenants and other provisions contained in this Agreement. Hewitt acknowledges that he is entering into the Agreement on his own volition, and that he has been given the opportunity to have this Agreement, including the restrictive covenants and jury waiver clause, reviewed by his legal counsel. Hewitt represents that upon careful review, he knows of no reason why any restrictive covenant or other provision contained in this Agreement is not reasonable and enforceable.

28.     Consideration and Revocation Period.

28.1 The Parties represent and warrant that by this writing the Company has given Hewitt a period of at least twenty-one (21) days within which to consider this Agreement, which period may be waived at Hewitt's option.

28.2 The Parties agree that Hewitt shall have seven (7) days after the execution of this Agreement within which to revoke his signature and consent to this Agreement. This Agreement will not become effective and enforceable until seven (7) days after Hewitt has signed this Agreement.

29. Assignability. This Agreement shall be binding on Hewitt's heirs, executors, legal representatives, and assigns; and shall inure to the benefit of any successor or assigns of Company. Hewitt specifically understands and agrees that in the event of a merger, reorganization or the sale of all or substantially all of the assets of Company's business, the rights and obligations of the Parties hereunder shall inure to the benefit of any successor in interest or assignee of Company.

30. Severability. It is the intention of the Parties that the provisions of the restrictive covenants herein shall be enforceable to the fullest extent permissible under the applicable law. If any clause or provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term hereof, then the remainder of this Agreement shall not be affected thereby, and in lieu of each clause or provision of this Agreement which is illegal, invalid or unenforceable, there shall be added, as a part of this Agreement, a clause or provision as similar in terms to such illegal, invalid or enforceable clause or provision as may be possible and as may be legal, valid, and enforceable.

31. Consent to Jurisdiction and Venue. Hewitt hereby irrevocably submits to the jurisdiction of the Circuit Court of the City of Norfolk, Virginia, in any action or proceeding arising out of, or relating to, this Agreement, and Hewitt hereby irrevocably agrees that all claims in respect of any such action or proceeding may be heard and determined in such Court. Hewitt agrees that a final judgment in any action or proceeding shall, to the extent permitted by applicable law, be conclusive and may be enforced in other jurisdictions by suit on the judgment, or in any other manner provided by applicable law related to the enforcement of judgments.

32. Attorneys' Fees. Hewitt shall pay, indemnify, and save Company harmless against all costs and expenses (including any attorneys' fees) incurred by Company with respect to enforcement of its rights under this Agreement.

33. Jury Waiver. Hewitt and Company agree that in any litigation, action or proceeding arising out of, or relating to this Agreement, trial shall be to a court of competent jurisdiction without a jury. Hewitt and Company irrevocably waive any right Hewitt or Company may have to a trial by jury and a copy of this Agreement may be introduced as written evidence of the waiver of the right to trial by jury. Company has not made, and Hewitt has not relied upon, any oral representation regarding the enforceability of this provision. Hewitt and Company have read and understand the effect of this jury waiver provision.

34. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the Commonwealth of Virginia without giving effect to any choice or conflict of law provision or rule (whether of the Commonwealth of Virginia or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the Commonwealth of Virginia.

35. Entire Agreement. This Agreement, together with the Note and Stock Pledge Agreement entered into and between Company and Hewitt on this date, copies of which are attached hereto as Exhibits 2 and 3, constitute the entire agreement between the Parties pertaining to the matters with which they deal, and supersede all prior agreements pertaining to those matters. No such prior agreement, or understanding in writing or otherwise, shall be valid or of any force or effect, and this Agreement and the obligations of the Parties hereunder may not be altered or modified in any respect except by a writing duly executed by the Parties to be bound.

         IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.


12/12/96                                    /s/ John T. Hewitt
                                            ___________________
Date                                        John T. Hewitt



                                            JACKSON HEWITT INC.


12/12/96                                    By:      /s/ Keith E. Alessi
                                            ____________________________
Date                                        Its:     President
                                            __________________

                                PROMISSORY NOTE

Virginia Beach, Virginia

December 1, 1996                             U.S.    $1,276,057

         FOR VALUE RECEIVED, the undersigned (the "Maker") unconditionally promises to pay to the order of Jackson Hewitt Inc. (the "Holder"), without offset, at 4575 Bonney Road, Virginia Beach, Virginia 23462, or at such place as the holder of this Note may hereafter designate, the principal sum of One Million Two Hundred Seventy-Six Thousand and Fifty-Seven dollars ($1,276,057) (the "Principal Amount"), together with interest from the date hereof on the unpaid principal balance at the rate of six and 90/100ths percent (6.9%) per annum, with interest only equal to Seven Thousand Three Hundred Thirty-Seven and 33/100 dollars ($7,337.33) per month payable beginning December 15, 1996, and continuing on the fifteenth day of each and every month thereafter until April 15, 1999. The Principal Amount, together with all accrued but unpaid interest, shall be due and payable April 30, 1999.

         The Maker reserves the right to prepay this Note (the "Note") in whole or in part, at any time or times, without penalty.

         The happening of any of the following events shall constitute an event of default: (1) the failure to make when due any payment described herein, whether of principal, interest, late charges or otherwise; (2) default by Maker under the Stock Pledge Agreement entered into by the Maker and the Holder of even date herewith; (3) default by Maker under the Release and Settlement Agreement entered into by the Maker and the Holder of even date herewith; (4) the inability of the Maker to pay his debts as they become due, or the insolvency of the Maker, or the application for the appointment of a receiver or custodian for the Maker or the property of the Maker or the entry of an order for relief or the filing of a petition by or against the Maker which is not stayed within 90 days, under the provisions of any bankruptcy or insolvency law, or any assignment for the benefit of creditors by or against the Maker; (5) the death of the Maker; or (6) the entry of a judgment or judgments equal to or greater than $100,000 individually, or in the aggregate, against the Maker or the issuance or service of any attachment, levy or garnishment equal to or greater than $100,000 individually, or in the aggregate, against the Maker or the property of the Maker.

         Upon the happening of any event of default, this Note shall, at the sole option of the Holder, become immediately due and payable without notice to or demand on the Maker. In the event the Maker fails to repay this Note within thirty (30) days of its due date, the Maker agrees to pay the Holder, on demand, a late charge of five percent (5%) of the scheduled payment. The Holder may, at its option, apply any late payments (either full or partial) in the following manner: first to late charges, then to interest, and then to principal.

         The Maker agrees that the Note is a valid and binding obligation of Maker and enforceable in accordance with its terms. There exists no course of dealing among the parties which has altered the terms of the Note or other documents referenced in this Note or in the Note or which would preclude Jackson Hewitt from enforcing the Note, the documents referenced in the Note or any related documents. The Maker represents and warrants that he has no claims, actions, causes of action, defenses, counterclaims or setoffs of any kind or nature which he can assert against Jackson Hewitt in connection with the making, closing, administration, collection and/or enforcement by Jackson Hewitt of the Note and the documents referenced in the Note or any related agreements based upon any facts, known or unknown, which have come into existence as of the date of the execution of this Note. In the event Maker has any claims, actions, causes of action, defenses, counterclaims or setoffs of any kind or nature which he now and hereafter may assert against the Jackson Hewitt in connection with the making, closing, administration, collection and/or enforcement by Jackson Hewitt of the note or any documents referenced in the Note or any related agreements, then by executing this Note, he forever waives and relinquishes them. In addition, Maker represents and warrants that he will not commence, join in, prosecute or participate in any suit or other proceeding in a position that is adverse to Jackson Hewitt in connection with the making, closing, administration, collection and/or enforcement by Jackson Hewitt of the Note, the documents referenced in the Note or any related agreements based upon any facts, known or unknown, which have come into existence as of the date of the execution of this Note.

         The Maker hereby (i) waives presentment, demand, protest and notice of dishonor; (ii) waives the benefit of all homestead and similar exemptions as to this Note; (iii) agrees to pay all costs and expenses incurred by the Holder in connection with the enforcement of this Note, and/or the collection of the indebtedness evidenced hereby or other sums required to be paid herein, and/or the collection of any judgment rendered hereon, and/or the defense of any claim arising out of, or in any way related to, this Note or other instrument or related to the making of the loan evidenced hereby, including, without limitation, reasonable attorney's fees.

         Any failure by the Holder to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other rights at any time.

         The term "Holder" used herein shall include any future holder of this Note. This Note shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia. Maker and Holder irrevocably submit to the jurisdiction of any state or federal district court sitting in Norfolk, Virginia in any action or proceeding arising out of, or relating to, this Note, and the Maker and Holder hereby irrevocably agree that all claims in respect of any such action or proceeding may be heard or determined in such court. Maker and Holder agree that a final judgment in any such action or proceeding shall, to the extent permitted by applicable law, be conclusive and may be enforced in other jurisdictions by suit on the judgment, or in any other manner provided by applicable law related to the enforcement of judgments.

         Whenever possible each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note. This Note shall apply to and bind the Maker's heirs, personal representatives, successors and assigns and shall inure to the benefit of the Holder, and the Holder's heirs, personal representatives, successors and assigns.

         The obligations of Maker under this Note are secured by a Stock Pledge Agreement of even date herewith.

         WITNESS the following signature and seal:


                                     MAKER:

                                     By:      /s/ John T. Hewitt
                                     ___________________________
                                              John T. Hewitt

                             STOCK PLEDGE AGREEMENT


         This Stock Pledge Agreement is made as of December 1, 1996, by and between Jackson Hewitt Inc., a Virginia corporation (the "Lender"), and John T. Hewitt (the "Pledgor").

                                    RECITALS

         A. The Lender has loaned the Pledgor certain amounts since October of 1994.

         B. The Pledgor has delivered to the Lender on the date hereof a promissory note in the principal amount of $1,276,057, a copy of which is attached hereto as Exhibit A ("Promissory Note").

         C. Lender and Pledgor desire to enter into this Agreement to secure the payment and performance by Pledgor of its obligations under the Promissory Note.

                                   AGREEMENTS

1.       Pledge of Collateral.

                  1.1 In order to secure the full and punctual payment and performance of all obligations of the Pledgor for principal, interest or otherwise, incurred under or in connection with the Promissory Note, or under any renewals or extension of the foregoing (collectively, the "Secured Obligations"), the Pledgor deposits and pledges with the Lender the shares of stock indicated on Schedule 1 attached hereto (all such shares, together with all other securities required to be deposited hereunder, the "Pledged Securities") and grants to the Lender a security interest and lien (the "Security Interest") in and upon, and assigns, transfers, pledges and sets over to the Lender, all of the Pledgor's right, title and interest in and to the Pledged Securities, all certificates and other instruments at any time evidencing or representing the Pledged Securities, and all dividends (including cash dividends), distributions, instruments and other property and proceeds from time to time received, receivable or otherwise made upon or distributed in respect of or in exchange for any or all of the Pledged Securities (all of which, together with the Pledged Securities, are sometimes hereinafter called the "Collateral").

                  1.2 The Security Interest in the Collateral is granted as security only and shall not subject the Lender to, or transfer or in any way affect or modify, any obligation or liability of the Pledgor with respect to any of the Collateral or any transaction in connection therewith.

2. Termination of Security Interest. Upon repayment in full of all the Secured Obligations, the Security Interest shall terminate and all rights to the Collateral shall revert to the Pledgor, without representation or warranty of any kind by the Lender. Upon any such termination of the Security Interest and reversion of rights in the Collateral, the Lender will, upon written request of the Pledgor and at his expense, execute and deliver to the Pledgor such documents as he shall reasonably request to evidence such termination and reversion. In particular, Lender will, upon written notice from Pledgor, following the termination of the Security Interest, return to Pledgor the stock certificates representing the Pledged Securities within seven (7) business days of such notice.

3. Representations and Warranties. The Pledgor represents and warrants to the Lender, with respect to the Pledged Securities listed opposite his name on
Schedule 1 and all other Collateral from time to time owned in whole or in part by him, that:

                  3.1 He is the sole legal and equitable owner of, and has good title to, such Pledged Securities and Collateral, free and clear of all claims, security interests, mortgages, pledges, liens, options and other encumbrances of any kind, except the Security Interest of the Lender.

                  3.2 He is legally competent and has full power, authority and legal right to enter into this Agreement and pledge such Pledged Securities and Collateral to the Lender, and this Agreement is his valid and binding obligation, enforceable against him in accordance with its terms.

                  3.3 Each certificate evidencing such Pledged Securities is issued in his name and has been delivered to the Lender duly executed in blank by him or with an attached stock power duly signed in blank by him, with his signature duly notarized.

                  3.4 He is not and will not become a party to or otherwise be bound by any agreement, other than this Agreement, which restricts in any manner the rights of any present or future holder of any of such Pledged Securities or other Collateral with respect thereto.

                  3.5 He has obtained all consents and approvals (governmental, third party or otherwise) necessary in connection with this Agreement.

                  3.6 This Agreement is his valid and binding obligation, enforceable against him in accordance with its terms.

                  3.7 The Security Interest granted by this Agreement represents a valid first lien on and security interest in the Pledged Securities, subject to no other liens, encumbrances or claims whatsoever, and superior and prior to the rights of all third parties.

                  3.8 No filings or recordings, including without limitation under the Uniform Commercial Code (the "UCC"), need to be made in order to create, perfect, protect, preserve or validate the Lender's Security Interest in the Pledged Securities.

4. Covenants. The Pledgor covenants and agrees, as to the Pledged Securities listed opposite his name on Schedule 1 and all other Collateral at any time owned in whole or in part by him, that, until payment and performance in full of all of the Secured Obligations:

                  4.1 He will not sell, assign, transfer or otherwise dispose of any of such Pledged Securities or other Collateral, or any right or interest therein or thereto.

                  4.2 He will not create, or suffer to be created or to exist, any mortgage, pledge, lien, security interest, charge or encumbrance upon any of such Pledged Securities or other Collateral (or upon any income, distributions or profits therefrom), other than the Security Interest created by this Agreement.

                  4.3 He will promptly pay and discharge all taxes, assessments and other governmental charges not being contested by Pledgor in good faith which, if unpaid, might create a lien upon the Collateral or any part thereof (or upon any income, distributions or profits therefrom), and also all taxes, assessments and other governmental charges imposed upon or occasioned by the Security Interest created by this Agreement and not being contested by Pledgor in good faith.

                  4.4 He will defend the Lender's rights, title and interest in and to such Pledged Securities and other Collateral against the claims and demands of all persons and entities.

                  4.5 He will take all such other actions as from time to time may be necessary or appropriate, or requested by the Lender, in order to create, perfect, protect, preserve or validate the Security Interest of the Lender created by this Agreement, or enable the Lender to exercise and enforce its rights hereunder with respect to any of the Collateral.

5. Voting Rights Prior to Default. Until a termination of the Security Interest pursuant to Section 2 of this Agreement, Lender shall be entitled to exercise voting powers with respect to the Pledged Securities. For that purpose the Pledgor does hereby, by executing this Agreement, grant to the Lender (until such time as the Security Interest is terminated) the Pledgor's irrevocable proxy coupled with an interest to enable Lender to exercise such voting powers.

6. Dividends and Distributions. The Lender shall have the right to receive and hold as Collateral hereunder all dividends (including cash dividends), and other distributions made upon or with respect to the Pledged Securities or any other Collateral, and the Pledgor shall take all such actions as the Lender may request to give effect to such right including, without limitation, the execution and delivery of instruments of assignment and/or stock powers. In extension and not limitation of the foregoing, any of the following at any time distributed by the Company with respect to any of the Pledged Securities or other Collateral shall be paid or distributed to the Lender:

                  6.1   Stock or cash dividends.

                  6.2 Distributions upon dissolution or total or partial liquidation or in connection with a reduction of capital, capital surplus or paid in surplus.

                  6.3 Other securities or rights to purchase other securities (whether through conversion, stock splits, spin-off, reclassification, recapitalization, merger, consolidation, sale of assets, combination or otherwise).

Any such dividends and other payments that are received by the Pledgor shall be received and held by him in trust for the benefit of the Lender, and shall be forthwith paid or delivered over to the Lender upon demand in the same form as received (with any necessary endorsements and otherwise in form suitable for transfer as the Lender, in its sole discretion, may require).

7.       Default.

                  7.1 On the day that is thirty (30) days after written notice by Lender of the occurrence of (i) any default under this Agreement, if not cured within the thirty day notice period, (ii) a default under the Secured Obligations (other than this Agreement), or (iii) any default under the Release and Settlement Agreement of even date herewith between Lender and Pledgor (collectively a "Default"), if all amounts due under the Promissory Note shall not have been paid, the Lender may exercise all rights available to a secured party under the UCC and all other rights available to it at law or equity. Without limiting the foregoing, the Lender may, to the extent permitted by applicable law, and without obligation to resort to other security, exercise any one or more of the following remedies after any Default:

                           7.1.1     Require the Pledgor to assemble and deliver
any Collateral to the Lender in a reasonably convenient place designated by the Lender.

                           7.1.2    Sell, resell, assign and deliver any or all
of the Collateral, in one or more parcels at the same or different times, at or on any broker's board or securities exchange, or at public or private sale.

                           7.1.3    Cause any or all of the Collateral to be
transferred of record into the name of the Lender or its nominee, or to cause the retirement and cancellation of the Pledged Securities.

                           7.1.4    Apply all sums received or collected from or
on account of the Collateral, including but not limited to the proceeds of any sales thereof, in the manner provided in Section 7.4 below.

                  7.2 Notwithstanding anything in this Section 7 to the contrary, the value of the Collateral upon Lender's exercise of any remedies after any Default shall be determined as follows:

                           7.2.1    If the Lender gives written notice of the
occurrence of any Default pursuant to Section 7.1 ("Default Notice") on a day that is not within the sixty (60) day period following the end of Lender's preceding fiscal year ("Public Release Period"), then the value of the Collateral shall be based on the average of the closing sales prices of the Lender's Common Stock on NASDAQ/NMS ("NASDAQ Average") for the twenty (20) trading days following the day that is three (3) days after Lender's public release of year end financial results ("Public Release") for the Lender's next succeeding fiscal year.

                           7.2.2    If the Lender gives a Default Notice on a
day that is within the Public Release Period, then the value of the Collateral Shall be based on the NASDAQ Average for the twenty (20) trading days after the day that is three (3) days after the Public Release for the Lender's preceding fiscal year.

                  7.3 Any sale of all or part of the Collateral by the Lender may, in the Lender's sole discretion, be (i) for cash, upon credit or for future delivery without assumption by the Lender of any credit risk; (ii) at any office of the Lender or elsewhere in such commercially reasonable manner as the Lender may determine; and (iii) at such price or prices and on such terms as the Lender may determine. The Lender may purchase (for retirement and cancellation, as to the Pledged Securities) any or all of the Collateral at any such sale, and may limit any sale or disposition of Collateral to transferees acceptable to the Lender. The Lender shall give the Pledgor ten days' prior written notice of its intention to sell any of the Collateral, unless the Lender determines that any of the Collateral threatens to decline speedily in value, in which case any such sale may be made upon three days' prior written notice to the Pledgor. The Lender shall not be obligated to make any sale or disposal of any of the Collateral pursuant to any such notice. Upon any sale of Collateral the Lender shall have the right to deliver, assign and transfer to the purchaser thereof the Collateral so sold, and each purchaser (including the Lender) at any such sale (public or private) shall receive and hold the Collateral so sold absolutely, free from any right of redemption or claim of right of any other kind of the Pledgor. The Pledgor acknowledges that in consideration of securities and other laws the Lender may place restrictions on prospective bidders on or purchasers of the Collateral and/or impose limitations or conditions in connection with sales of the Collateral, and that such restrictions, limitations and conditions may result in prices and other terms less favorable than if they were not imposed. The Pledgor agrees that any sale subject to such restrictions, limitations or conditions shall be deemed to have been made in a commercially reasonable manner. For the purposes of this Section 7, an agreement to sell any or all of the Collateral entered into after the applicable notice period specified above shall be treated as a sale thereof, and the Lender shall be entitled to carry out such sale pursuant to such agreement and the Pledgor shall not be entitled to the return of any of the Collateral subject thereto notwithstanding the fact that after the Lender shall have entered into any such agreement the Secured Obligations shall have been paid in full.

                  7.4 The proceeds of any sale or other realization upon all or any part of the Collateral shall be applied by the Lender in the following order of priority: (i) First, to the payment of the expenses of such sale or other realization, including reasonable compensation to the Lender and its agents and counsel, and to all costs and expenses otherwise incurred in connection with the administration or enforcement of this Agreement, the preservation of any rights hereunder, or the care or safekeeping of the Collateral; and (ii) Second, to payment of the Secured Obligations in such order as the Lender may determine. Pledgor shall remain personally liable for any deficiency remaining unpaid after such application. To the extent the proceeds of any sale or other realization upon all or any part of the Collateral shall exceed the amount of the Secured Obligations, Lender shall immediately upon consummation of any such sale or other realization remit to Pledgor any surplus after the application of proceeds pursuant to this Section 7.4; provided, however, that upon satisfaction of the Secured Obligations, Lender shall deliver to the Pledgor the certificates for any unsold or unrealized upon shares of Pledged Securities, together with such instruments and acknowledgments as are necessary to terminate the Security Interest of Lender created pursuant to this Agreement. The amount of any deficiency or surplus shall be calculated based on the value of the Collateral as determined pursuant to Section 7.2.

                  7.5 The Pledgor waives and releases, to the extent permitted by law: (i) any right to require the Lender to proceed against any other person or entity or to apply any Collateral the Lender may hold at any time or to pursue any other remedy; (ii) all claims, damages and demands against the Lender arising out of the foreclosure, repossession, retention or sale or other disposal of any of the Collateral; (iii) the benefit of any appraisal, valuation, stay, extension, moratorium, turnover or redemption law, or any law permitting the Pledgor to direct the order in which the Collateral is sold, or any other law that might delay, prevent or otherwise affect enforcement of the Lender's rights under this Agreement; and (iv) any presentment, demand, protest or notice of any kind (except the notices expressly required hereunder) in connection with this Agreement or any action taken by the Lender with respect to the Collateral.

8. General Authority of Lender. The Pledgor irrevocably appoints the Lender and any officer or agent designated by the Lender, with full power of substitution, as its true and lawful attorney-in-fact, for the purpose of taking any actions and executing any documents or instruments (including but not limited to UCC financing statements, and endorsements, assignments or other instruments of conveyance or transfer with respect to all or any of the Pledged Securities and the other Collateral), in the name of the Pledgor or in the Lender's name, but at the Pledgor's expense, at any time and from time to time, which the Lender may deem necessary or advisable to accomplish the purposes of this Agreement.

9.       Miscellaneous.

                  9.1 No failure on the part of the Lender to exercise, and no delay in exercising or course of dealing with respect to, any right or remedy under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise by the Lender of any right or remedy under this Agreement preclude any other or further exercise thereof or the exercise of any other right or remedy. The rights, powers and remedies of the Lender under this Agreement are cumulative and are not exclusive of any other rights, powers or remedy provided by this Agreement or by law. The Pledgor shall indemnify the Lender from and against any liability or damage which it may incur in the exercise and performance of any of its rights, powers or remedies set forth herein; provided, however, that the Pledgor shall have no obligation to indemnify the Lender against any liability or damage resulting from the Lender's gross negligence or willful misconduct.

                  9.2 This Agreement shall inure to the benefit of the Lender and its successors and assigns, and in the event of an assignment of all or any part of the Secured Obligations, the Lender's rights hereunder, to the extent applicable to the obligations so assigned, may be transferred with such obligations. This Agreement shall be binding upon the Lender and the Pledgor and their respective heirs, executors, administrators, successors and assigns; provided that the Pledgor may not assign any of his rights or obligations hereunder without the consent of the Lender.

                  9.3 The obligations of the Pledgor hereunder shall remain in full force and effect without regard to and shall not be impaired by: (i) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation, or the like of the Pledgor or the Lender; (ii) any exercise or non-exercise, or any waiver, by the Lender of any right, power or remedy under or in respect of the Secured Obligations or any security for any of the Secured Obligations (other than this Agreement); or (iii) any amendment to or modification of, the Secured Obligations (other than this Agreement), whether or not the Pledgor shall have notice or knowledge of any of the foregoing.

                  9.4 Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any such provision shall be held invalid under any applicable law, such invalidity shall not affect any other provision of this Agreement that can be given effect without the invalid provision, and, to this end, the provisions of this Agreement are severable.

                  9.5 The Pledgor agrees, at his own expense, to execute and deliver, from time to time, any and all further or other instruments and agreements, and to perform such acts, as the Lender may reasonably request to accomplish the purposes of this Agreement and secure to the Lender, its successors and assigns, the benefits of all rights, authorities and remedies conferred upon the Lender by the terms of this Agreement. In extension and not limitation of the foregoing, if at any time, due to any change in applicable law or other circumstances, it is, in the opinion of counsel for the Lender, necessary or desirable to file or record this Agreement or any financing statement or other instrument or document respecting this Agreement or the pledge made hereunder, the Pledgor agrees to pay all fees, costs and expenses of such recording or filing and to execute and deliver any instrument that may be necessary or appropriate to make such filing or recording effective. The Lender shall have the right to file any such financing statements without the signature of the Pledgor to the extent permitted by applicable law.

                  9.6 Any notice required or permitted by this Agreement shall be conclusively deemed to have been received by a party hereto and be effective on the day on which delivered to such party at the address set forth on the signature page of this Agreement (or at such other address as such party shall specify to the other parties in writing), or, if sent by registered or certified mail, on the third business day after the day on which mailed, addressed to such party at such address.

                  9.7 This Agreement and the rights and obligations of the parties hereunder shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia. The Pledgor and Lender irrevocably submit to the jurisdiction of any state or federal court sitting in Norfolk, Virginia in any action or proceeding arising out of, or relating to, this Agreement (including any action with respect to any of the Collateral) and the Pledgor and the Lender hereby irrevocably agree that all claims in respect of such action or proceeding may be heard or determined in such court.

                  9.8 This Agreement may be executed in separate counterparts or duplicate originals, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement.


PLEDGOR:


/s/ John T. Hewitt (SEAL)                        Address:  2532 San Marco Ct.
________________________                         _____________________________
                                                 Virginia Beach, VA 23456
                                                 _________________________
John T. Hewitt

LENDER:

JACKSON HEWITT INC.


By:      /s/ Keith E. Alessi
____________________________
Its:     President
____________________________

STATE OF _____________________
CITY/COUNTY OF _______________________, to-wit:

         The foregoing instrument was acknowledged in _____________________, ______________ this _____ day of _________, 1996, by John T. Hewitt.



                                                             Notary Public

My commission expires:



STATE OF VIRGINIA
CITY OF _______________________, to-wit:

         The foregoing instrument was acknowledged before me this _____ day of _________, 1996, by _________________________________, ___________________ of
Jackson Hewitt Inc., on behalf of said corporation.



                                                             Notary Public

My commission expires:

                                    EXHIBIT A

                                 PROMISSORY NOTE

                                   SCHEDULE 1

                                       TO

                                PLEDGE AGREEMENT



      Owner                                                  Pledged Security
      _______________________                                __________________


John T. Hewitt                  145,050 shares of Common Stock of Jackson Hewitt
                                Inc. evidenced by certificate Nos. 3936, 4811,
                                4701, and 4880.

                            MUTUAL RELEASE AGREEMENT
                            ________________________

         This Mutual Release dated this 31st day of December, 1996, by and between Jackson Hewitt Inc., a Virginia corporation ("Jackson Hewitt") and Susan Ventresca ("Ventresca").

        WHEREAS, Ventresca has been a director of Jackson Hewitt for several years;

        WHEREAS, Ventresca and Jackson Hewitt have agreed that Ventresca will voluntarily resign from the Board of Directors for Jackson Hewitt;

        WHEREAS, in connection with Ventresca resigning her position as a member of the Board of Directors for Jackson Hewitt, the parties to this Agreement wish to resolve, compromise, and release certain potential claims upon the terms and conditions more particularly described below.

        NOW, THEREFORE, WITNESSETH that for and in consideration of the mutual covenants and agreements contained in this Mutual Release, the letter agreement attached as Exhibit A (the "Agreement") and for additional consideration, the receipt and sufficiency of which are hereby acknowledged by the parties, the parties agree to the resolution, compromise, and release of certain claims and controversies which are hereinafter more fully described in the following terms and conditions.

1. Ventresca has agreed to and hereby resigns as a member of the Board of Directors for Jackson Hewitt.

2. Except as otherwise provided herein, Jackson Hewitt and Ventresca, individually and on behalf of their heirs, successors, and assigns, former and current officers, directors, shareholders, partners, representatives, agents, employees, counsel, affiliated, predecessor, related and subsidiary entities, hereby release each other and their former and current officers, directors, shareholders, partners, representatives, agents, employees, counsel, affiliated, predecessor and related entities, heirs, and/or assigns, from any and all claims, demands, causes of action, appeals, suits, claims for damages, costs, sanctions, attorneys' fees, in law or in equity, known or unknown, which they have now or which may arise in the future based upon any facts which have come into existence from the beginning of time and up and through the date of the execution of this Mutual Release.

3. The parties agree that this Mutual Release constitutes the entire agreement between the parties and that the obligations set forth hereunder may not be altered, amended or modified in any respect except by and in writing, duly executed by all parties. The parties further agree that this Mutual Release and attached Agreement has been drafted as part of ongoing settlement discussions and shall not be admissible in any action or suit except by an action or suit based upon the breach of this Mutual Release.

4. The parties acknowledge that, in executing this Mutual Release, they carefully reviewed or had the opportunity to review the terms of this Mutual Release as well as all attachments, to the Mutual Release with counsel of their choice, and are fully aware of the extent of their rights and obligations under this agreement. The parties further agree that the language of this Mutual Release shall not be construed presumptively against any of the parties to this Mutual Release. This Mutual Release may be signed in counterparts.

5. The parties agree that the execution of this Mutual Release shall not be deemed an admission of wrongdoing or liability on the part of either party and that all such claims are disputed.

6. This Mutual Release shall be governed and construed in accordance with the laws of the Commonwealth of Virginia.

IN WITNESS WHEREOF, the parties, intending to be legally bound, have executed this Mutual Release as of the date first set forth above.

Date:  ______________               JACKSON HEWITT INC.

                                    By:      __/s/ Keith E. Alessi____________
                                            Its:     _________________________

Witness:                            _______________________________________

Date:  __1/2/97___________          SUSAN VENTRESCA

                                   _/s/ Susan E. Ventresca____________________

Witness:                            __________________________________________


COMMONWEALTH OF VIRGINIA;
CITY/COUNTY OF __________; to-wit

         SUBSCRIBED AND SWORN TO before me, a Notary Public for the Commonwealth of Virginia, on this _____ day of December, 1996 by __________ as __________ of Jackson Hewitt Inc.


                                            ___________________________________
                                            Notary Public

My Commission Expires: _______________

STATE OF NEW YORK
CITY/COUNTY OF __________; to-wit

         SUBSCRIBED AND SWORN TO before me, a Notary Public for the Commonwealth of Virginia, on this _____ day of December, 1996 by Susan Ventresca.


                                            ___________________________________
                                            Notary Public

My Commission Expires: _______________

                                   EXHIBIT A
                              JACKSON HEWITT INC.
                                4575 BONNEY ROAD
                         VIRGINIA BEACH, VIRGINIA 23462

December 31, 1996

Ms. Susan Ventresca
7008 Dawn Drive
Niagara Falls, New York  14304

Dear Sue:

         This letter is intended to be a binding agreement setting forth the terms and conditions under which Jackson Hewitt Inc. (the "Company") would purchase your franchises and related assets (the "Transaction").

         The terms of the Transaction are as follows:

         1.     Purchase.   In this Transaction, which will be scheduled to
close within 15 days after the audit (if so requested by the Company, the cost of which to be borne by the Company) of your franchise operations for the one year period ended April 30, 1997 (such audit, if any, to be completed by May 31, 1997), the Company will purchase all of your franchised territories and related assets (the "Territories") for a purchase price (the "Purchase Price") determined by the following formula:

         Purchase Price = (a) the lesser of (i) six times the cash flow (defined as earnings before interest, taxes, depreciation and amortization) of the Territories or (ii) 120% of the gross revenues (which term shall be deemed to include off season and tax season income tax preparation revenues, bank fees, tax school income, accrued rebates, and other sources of income commonly accruing to Jackson Hewitt business partners) of the Territories plus (b) $40,000 (representing $20,000 for each of the unopened territories you currently possess the rights to) minus (c) all of your outstanding debt to the Company (which debt includes all debt owed by you personally and that owed by any entity controlling or associated with the Territories).

         You will be entitled to defer all principle and interest payments scheduled to be made on February 28, 1997 until the closing of this transaction. To the extent the Purchase Price formula results in positive figure, the Company will provide cash in such amount to you at the closing.

         2. Leases. As a part of this transaction, the Company will assume all equipment leases relating to equipment commonly utilized by Jackson Hewitt business partners as well as the Amherst office lease (number 10063).

         3. Rebates. All rebates payable to you will be paid in the same manner as are paid to other Jackson Hewitt business partners.

        4. Due Diligence. The Company's obligation to consummate, or cause the consummation of, the Transaction shall be subject to due diligence and a businessman's review of the Territories and shall be subject to there being no material adverse change in the business, finances, or prospects of the Territories.

         5. Expenses. Each of the parties will pay its own expenses in connection with the matters to which this letter relates. Without limiting the generality of the immediately preceding sentence, each party will pay the fees and expenses of its lawyers, accountants and financial advisors.

         6. Confidentiality. Each of the parties shall ensure that all confidential information which it or any of its respective officers, directors, employees, counsel, agents, investment bankers, or accountants may now possess or may hereafter create or obtain from the other party, including but not limited to that confidential information relating to the financial condition, results of operations, business, properties, assets, liabilities or future prospects of any other party, or any customer, shall not be published, disclosed or made accessible by any of them to any other person or entity at any time or used by any of them, in each case without the prior written consent of the other; provided, however, the restrictions of this sentence shall not apply (a) as may otherwise be required by law, (b) as may be necessary to enforce the binding provisions of this letter or (c) to the extent such information shall have (i) otherwise become publicly available, (ii) be made available on a non-confidential basis from a source other than the other party, its employees, directors or other representatives or (iii) been known by the parties before the date it was disclosed to one party by the other. Each party shall, and shall cause all such other persons and entities who receive confidential data from it, to deliver to the other party all tangible evidence of such confidential information to which the restriction of the foregoing sentence applies at such time as negotiations with respect to the transactions contemplated hereby are terminated before the parties enter into any definitive agreements.

         7. Binding Nature of This Letter. This letter is intended to be a binding agreement and, accordingly, the parties shall be bound by the terms and conditions set forth herein. The parties shall execute such formal agreements as are necessary to consummate the Transaction described in this letter, provided that such agreements shall comply with the terms set forth in this letter. The parties shall endeavor to conclude negotiation of the more formal agreements, as quickly as possible following the conclusion of the 1997 tax season.

         8. Exclusivity. In consideration of the Company entering into this letter, you agree that you shall negotiate exclusively with the Company and shall not negotiate with, solicit interest from or respond to inquiries by any third party with respect to the sale of the Territories. In addition, you shall refrain from entering into or canceling any material contract without the prior written approval of the Company.

         9. Jackson Hewitt Board Review. This closing of the Transaction, is subject to the ratification and approval of the Company's Board of Directors.

         This letter may be accepted at any time prior to 5:00 p.m. Eastern Time, on December 31, 1996 by signing the enclosed copy of this letter in the space provided below and returning the signed copy to the Company.

                                            Very truly yours,



                                            JACKSON HEWITT INC.

                     By: __/s/ Keith E. Alessi______________
                           Keith E. Alessi
                           President and
                           Chief Executive Officer


         The foregoing accurately reflects our understanding of the transactions contemplated by this Letter.


                     _/s/ Susan E. Ventresca________________
                          Susan Ventresca