Form 10-K405
period 1997-04-30
JACKSON HEWITT INC
filed 1997-07-29
CIK 840346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

                         Commission file number 0-22324

                              JACKSON HEWITT INC.

             (Exact Name of Registrant as specified in its charter)

         Virginia                                        54-1349705
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

4575 Bonney Road, Virginia Beach, Virginia                 23462
(Address of principal executive offices)                (Zip Code)

                                 (757) 473-3300
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
           None                                            None

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                                 Common Stock

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ----
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 25, 1997: $91,657,277.

          The number of shares outstanding of each of the issuer's classes of common stock as of July 25, 1997: 5,255,193.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

         References in this Form 10-K to the "Company" refer to Jackson Hewitt Inc. and its subsidiaries and references to "Jackson Hewitt" refer to the Company and the Company's system of franchised offices. Yearly references throughout this Form 10-K refer to the Company's fiscal year ending on April 30. References to the term "tax season" throughout this Form 10-K refer to the period from January through April of each fiscal year. For a discussion of certain risks associated with the Company's business operations, see "Item 1. Business -- Risk Factors."

                                     PART I

Item 1.   Business

General

         Jackson Hewitt is the second largest tax preparation service in the United States, with a 41 state network comprised of 1,296 franchised and 76 Company-owned offices operating under the trade name "Jackson Hewitt Tax Service." Office locations range from stand-alone store front offices to offices within Wal-Mart Stores, Inc. ("Wal-Mart") and Montgomery Ward & Co., Inc. ("Montgomery Ward") locations. Through the use of proprietary interactive tax preparation software, the Company is engaged in the preparation and electronic filing of federal and state individual income tax returns (collectively referred to in this report as "tax returns"). During 1997, Jackson Hewitt prepared approximately 875,000 tax returns, which represented an increase of 21.2% from the approximately 722,000 tax returns it prepared during 1996. To complement its tax preparation services, the Company also offers accelerated check requests ("ACRs") and refund anticipation loans ("RALs") (ACRs and RALs, collectively, "Bank Products") to its tax preparation customers. In 1997, Jackson Hewitt customers purchased approximately 472,000 Bank Products, an increase of 20.1% over the approximately 393,000 Bank Products purchased in 1996. In 1997, the Company had total revenues of $31.4 million and net income of $5.0 million, or $0.95 per share, an increase of 25.6%, 107.5%, and 137.5%, respectively, over 1996.

         Through the innovative use of computers, the Company believes it provides consistent, high quality tax preparation services at prices that allow the Company to compete successfully with other businesses offering similar services. While the quality of service provided by other tax preparers depends largely on the individual preparer's knowledge of tax laws, Jackson Hewitt's service does not depend solely upon the preparer's tax expertise. Jackson Hewitt's proprietary interactive tax software, Hewtax, automatically prompts the preparer with the relevant questions required to accurately complete a tax return. By computerizing the tax preparation process, Jackson Hewitt is able to rapidly and efficiently prepare and file a customer's tax return electronically. Since electronic filings are generally processed by the Internal Revenue Service ("IRS") on a priority basis, customers who file in this manner typically receive refunds more quickly than those who file their tax returns manually.

         Jackson Hewitt's customer base currently consists primarily of low to middle income taxpayers who typically are entitled to tax refunds and want to receive their refund checks as quickly as possible. During the 1997 tax season, approximately 80% of Jackson Hewitt's customers had annual gross wages under $30,000 and over 62% had annual gross wages under $19,000. Many customers also qualify for an increased refund as a result of the Earned Income Credit ("EIC"), an income tax credit that can generate significant refunds for lower income taxpayers. These customers typically file their tax returns early in the tax season in order to receive their tax refund quickly. The Company believes that customers are attracted to Jackson Hewitt's services because they prefer not to prepare their own tax returns, are unwilling to pay the fees charged by most accountants and tax attorneys, or wish to purchase a Bank Product.

         As part of its electronic filing service, Jackson Hewitt offers its customers Bank Products in cooperation with selected commercial banks. Bank Products enable Jackson Hewitt customers to receive their tax refunds faster than if they filed their tax returns by mail and to defer the payment of the tax preparation and other fees until their tax refunds are actually received. Through the ACR program, Jackson Hewitt customers are offered the opportunity to have their tax refunds deposited directly into bank accounts established for this purpose. Through the RAL program, Jackson Hewitt customers may apply for loans in an amount up to their anticipated federal income tax refunds. The borrowed funds are generally disbursed to customers within one to three days from the time their tax returns are filed with the IRS. To obtain funds associated with tax refunds processed through the ACR or RAL programs, customers must return to the Jackson Hewitt office when notified that such funds are available. Bank Products have become an increasingly important source of revenue for the Company, accounting for 29.8% of total revenues in 1997, compared to 10.0% in 1993. During the 1997 tax season approximately 54.0% of Jackson Hewitt customers purchased Bank Products.

         The Company's growth has benefited from its ability to sell relatively inexpensive franchises. The purchase price for a new Jackson Hewitt franchise is currently $20,000. The franchisee receives the right to operate Jackson Hewitt offices within a geographic territory having a population of approximately 50,000. The Company sold 166 new territories during 1997, an increase of 46.9% over the 113 territories sold in 1996. Franchisees are permitted to operate as many offices within a territory as they choose. The net number of franchised offices has increased from 546 in 1993 to 1,296 in 1997. Net fees associated with the sale of franchises in 1997 totaled $3.2 million, or 10.2% of total revenues. Franchisees are required to pay royalties and advertising fees to the Company equal to 18% of revenues generated by the franchised offices. Such fees totaled $13.2 million in 1997, or 42.1% of total revenues. Through the expansion of its franchise operations, the Company has established a national presence, with a primary concentration in the Mid-Atlantic region of the United States.

         The Company also operates 76 Company-owned offices in selected territories throughout the United States. Historically, the Company-owned offices were located in territories reacquired from franchisees and thereafter were operated on a temporary basis by the Company pending their resale as a franchised territory. Recently, the Company re-evaluated its practice of reselling Company-owned offices and currently plans to operate Company-owned offices as an integral part of its business strategy. Beginning in 1997, the Company began closely reviewing the operations of these stores and intends to close unprofitable offices and improve operating procedures at the remaining offices. Company-owned offices generated tax return preparation fees, net, of $3.3 million in 1997, or 10.5% of total revenues.

Industry Overview

         The IRS reported that 114.5 million individual federal income tax returns were filed in the United States in 1997 through June 6, 1997. According to the IRS, approximately one-half of the tax returns filed in the United States each year are completed by a paid preparer. Among paid preparers, H&R Block dominates the low-cost tax preparation business with approximately 8,000 offices located throughout the United States. According to information released by H&R Block in May 1997, H&R Block prepared approximately 14.2 million United States tax returns during the 1997 tax season, which represented approximately 12.4% of all tax returns filed in the United States. Other than H&R Block and the Company, the tax preparation industry is highly fragmented and includes regional tax preparation services, accountants, attorneys, small independently owned companies, and financial service institutions that prepare tax returns as ancillary parts of their businesses. The ability to compete in this market depends in large part on the geographical area, specific location of the tax preparation office, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the ability to offer customers products similar to the Company's Bank Products. See " -- Competition" and " -- Risk Factors -- Competition."

         The IRS' administrative costs are reduced significantly when a tax return is filed electronically rather than by mail. The IRS, therefore, has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. Tax preparation companies must qualify with the IRS to participate in the electronic filing program and their principals are subject to background and credit checks by the IRS. The Company believes that taxpayers will continue to utilize electronic filings as long as the IRS handles electronically filed tax returns on a priority basis and refunds are received more quickly than those associated with manually filed tax returns. In addition, electronic filing makes it possible for the Company to offer Bank Products to its customers. For these reasons, the Company believes electronic filing is becoming an increasingly important factor in the tax preparation business. The Company also believes that its proprietary interactive tax software facilitates efficient electronic filing of tax returns with the IRS. See " -- The Tax Preparation Business -- Electronic Filing of Tax Returns."

The Tax Preparation Business

         Customers. Jackson Hewitt's customer base currently consists primarily of low to middle income taxpayers who typically are entitled to tax refunds and desire to receive their refund checks as quickly as possible. During the 1997 tax season, approximately 80% of Jackson Hewitt's customers had annual gross wages under $30,000 and over 62% had annual gross wages under $19,000. Many of these individuals qualify for an increased refund as a result of the EIC. These customers typically file their tax return early in the tax season. The Company believes that customers are attracted to Jackson Hewitt's services because they prefer not to prepare their own tax returns, are unwilling to pay the fees charged by most accountants and tax attorneys, or wish to purchase a Bank Product.

         Fees. Jackson Hewitt earns fees for preparing tax returns and electronically filing tax returns for individuals whose tax returns were not prepared by Jackson Hewitt. The amount of a tax preparation fee is based upon the quantity and type of the schedules that are attached to the tax return. Jackson Hewitt also earns fees related to the sale of Bank Products, including Application Fees, Processing Fees, and RAL Fees, all of which are further described and defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The aggregate average gross fee for Jackson Hewitt prepared tax returns, including tax preparation, electronic filing, and Bank Product fees has increased from $67 in 1993 to $99 in 1997. See " -- Bank Products."

         Electronic Filing Of Tax Returns. During 1986, the IRS began testing "electronic filing," which at that time was a new method of filing tax returns by computer. Since 1990, the IRS has made electronic filing available throughout the United States. The IRS' administrative costs are reduced when a tax return is filed electronically, rather than by mail. The IRS therefore has announced its intention to increase the number of tax returns filed electronically and is currently reviewing various proposals to encourage the growth of its electronic filing program. Tax preparation companies must qualify with the IRS to participate in the electronic filing program. The Company believes that taxpayers will prefer to utilize electronic filing as long as the IRS handles electronic tax returns on a priority basis and refunds are received more quickly than those associated with manually filed tax returns. The Company believes that Jackson Hewitt customers will continue to utilize electronic filing services because those services also make it possible for customers to purchase Bank Products. For these reasons, the Company believes electronic filing is becoming an increasingly important factor in the tax preparation business. More than 84% of the tax returns prepared by Jackson Hewitt during the 1997 tax season were filed electronically. In addition, the Company believes that its proprietary interactive tax software facilitates the efficient electronic filing of tax returns with the IRS.

         Although Jackson Hewitt does not charge customers an additional fee for the electronic filing of their tax returns if Jackson Hewitt prepares the tax return, during the 1997 tax season, Jackson Hewitt received fees for filing tax returns electronically for approximately 124,000 customers who prepared their own tax returns or had them prepared elsewhere.

         The following table shows the growth in the number of tax returns filed electronically by computer since the inception of the electronic filing program, as reported by the IRS, as well as the number of tax returns filed electronically by computer by Jackson Hewitt. During the 1997 tax season, Jackson Hewitt filed 5.1% of the 14.4 million tax returns filed electronically by computer in the United States.

            Total Number Of Tax Returns       Total Number Of Tax Returns
              Filed Electronically By            Filed Electronically By
  Year         Computer With The IRS           Computer By Jackson Hewitt
            ----------------------------       ---------------------------
                                     (in thousands)

  1987                    78                                  5
  1988                   583                                 16
  1989                 1,200                                 36
  1990                 4,204                                 86
  1991                 7,567                                199
  1992                10,919                                290
  1993                12,334                                358
  1994                13,502                                503
  1995                11,127                                522
  1996                12,129(1)                             615
  1997                14,383(1),(2)                         735

(1) The IRS recently introduced a method by which qualifying taxpayers can file their tax returns electronically with the IRS by telephone. The figures set forth above do not include the 2.8 million and 4.7 million tax returns that were filed electronically by telephone with the IRS in 1996 and 1997, respectively.
(2) Based on IRS filing statistics through June 6, 1997.

         Bank Products. The Company has implemented the Bank Product programs as part of its electronic filing service. These programs enable customers to receive their tax refunds faster than if they filed their tax return by mail. Through the ACR program, the Company enables customers to have their refund deposited directly into a bank account within two to three weeks of the filing of the tax return, and to defer the payment of the tax preparation and Bank Product fees until the refund is actually paid. Through the RAL program, customers apply for the right to receive all, or a portion, of their refund less the tax preparation and Bank Product fees, within one to three days of the filing of the tax return. RALs are recourse loans secured by the taxpayer's refund. During 1997, Jackson Hewitt customers received approximately 330,000 ACRs and approximately 42,000 RALs. Bank Product fees for 1997 totaled $9.4 million, or 29.8% of total revenues, of which $2.2 million represented the minority interest which was paid to the minority partner in the Refant Partnership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1997 Compared to 1996 -- Minority Interest Share of Earnings."

         Each Jackson Hewitt customer is charged an Application Fee and a Processing Fee as well as the tax preparation fee upon the purchase of a Bank Product. To obtain an ACR or a RAL during the 1997 tax season, each Jackson Hewitt customer paid an Application Fee of approximately $24 to the processing bank and a Processing Fee of approximately $25 to the Jackson Hewitt office that prepared the return. To obtain a RAL during the 1997 tax season, each Jackson Hewitt customer paid a RAL Fee equal to 4% of the amount of the RAL.

         When a customer receives a Bank Product, but the IRS does not deposit the expected refund into the bank account established for its receipt because, among other reasons, the customer owes back taxes or is delinquent on child care obligations, the deferred tax preparation fee, Application Fee, Processing Fee, and amounts due under a RAL normally will not be paid without the lender instituting individual collection actions against the customer. The Company's Bank Product fee arrangements apportion this risk of nonpayment among the affected Jackson Hewitt office, the Company, and the processing banks under two different risk-sharing arrangements.

         Under one Bank Product fee sharing arrangement with a processing bank, the Company accepts a lower profit margin in exchange for assuming less risk. Under this fee arrangement, the Company is paid a set fee by the processing bank for each Bank Product provided to Jackson Hewitt customers, but does not share in the profitability of the program. In the case of an ACR, no money is paid to the customer unless the IRS deposits the customer's tax refund with the bank that processed the ACR. As a result, the Jackson Hewitt office that prepared the tax return bears the risk that it will not receive the tax preparation fee and the Processing Fee if the tax refund is not deposited electronically into the customer's account. Under this processing bank's RAL program, the risk associated with nonpayment of the tax preparation fee, the Application Fee, and the Processing Fee is borne by the bank since those fees are paid to the Jackson Hewitt office that prepared the tax return when the RAL funds are disbursed by the processing bank. If no tax refund is received by the customer from the IRS, the bank making the RAL is forced to attempt to recover the loan balance directly from the customer. During 1997, approximately 10.8% of the Bank Products provided to Jackson Hewitt customers were through this arrangement.

         Under the Company's other Bank Product fee arrangement, the Company can earn a higher profit margin in exchange for its assumption of additional risk. Under this fee arrangement, the Jackson Hewitt office that prepares the tax return assumes the risk of nonpayment of the Processing Fee and the tax preparation fee and the Company and the processing bank share the risk of nonpayment of the Application Fee associated with an ACR or a RAL. The Company and the processing bank also share the risks associated with nonpayment of funds advanced to the customer in connection with a RAL.

         The Company and the processing banks have attempted to reduce these risks through the establishment of a reserve for uncollectable funds from the Application Fees and the RAL Fees collected from all Jackson Hewitt customers who receive a RAL. Reserve funds associated with RAL Fees are utilized to cover losses associated with the nonpayment of RALs before funds related to Application Fees are used for this purpose. To the extent losses associated with unpaid RALs exceed the funds maintained in this reserve, such losses are divided between the Company and the processing bank on a 65% and 35% basis, respectively. To the extent funds remain in the reserve, the portion of the reserve represented by RAL Fees is distributed to franchisees at the end of the tax season in the form of performance incentives. To the extent funds remain in the reserve following the distributions to franchisees, 65% and 35% of such funds are distributed to the Company and the processing bank, respectively. Provided the loan underwriting criteria are sufficient to accurately anticipate delinquencies in connection with the RALs, this arrangement is potentially more profitable for the Company than the alternative Bank Product fee arrangement discussed above which provides that the Company receives a fee and does not share the risk associated with nonpayment of the Bank Products. Accordingly, the Company intends to increase the relative share of Bank Products made under this type of arrangement in the 1998 tax season. During 1997, approximately 89.2% of the Bank Products sold to Jackson Hewitt's customers were under this arrangement. See " -- Risk Factors -- Dependence on Bank for RALs and ACRs; Underwriting Risks."

         The Treasury Department and the IRS periodically initiate policy changes related to electronic filing of tax returns and the treatment of the EIC. The Company's Bank Product programs were adversely affected during the 1995 tax season by IRS and Treasury Department policy changes that subsequently caused the Company and its processing banks to modify the pricing of the Bank Products to more accurately reflect the risks associated with these products. In 1995, the IRS introduced multiple initiatives simultaneously that changed the way in which tax preparers were notified of tax refunds and the way in which EIC recipients were paid their refunds. These changes affected RALs far more than ACRs. In particular, the IRS stopped providing a notification which informed RAL lenders in advance of making RALs whether there was any reason to expect a refund would not be paid. In addition, during the 1995 tax season, the IRS divided federal income tax refunds owed to taxpayers who qualified for EIC into a non-EIC refund portion, which was paid electronically to the RAL lender, and an EIC portion, which was delivered via a check directly to the taxpayer rather than electronically to the RAL lender. As RAL lenders had already loaned against the entire amount of the refund, taxpayers were, in effect, paid the EIC refund portion twice, once by the RAL lender and again by the IRS.

         These changes disrupted the entire tax preparation industry by dramatically reducing the number of electronic filings and causing significant losses on the part of RAL lenders who had relied upon prior IRS policies to assess underwriting risk. The Company and its franchisees were adversely impacted due to the reduction in the number of RALs resulting from this IRS change of policy. Following the 1995 tax season, RAL lenders adopted much more stringent underwriting standards, instituted independent credit checks, set loan limits based upon past history, and increased pricing to more appropriately reflect the risk of the Bank Product program. As a result, from 1995 to 1997, the Company has seen a major shift from RALs to the less risky, but nearly as profitable ACRs. While the Company believes that its current policies give it the flexibility to react to IRS changes, no assurance can be given that the IRS will not adopt policies in the future that could materially adversely affect the Company's business, financial condition, and results of operations. See " -- Risk Factors -- Adverse Impact of IRS Policies" and " -- Dependence on Banks for RALs and ACRs; Underwriting Risks."

         To recover the money that had been loaned against the EIC portion in the 1995 tax season, the banks that made RALs available to Jackson Hewitt and its competitors agreed to cross-check subsequent tax season customers against the list of customers who had received double payments of the EIC in the 1995 tax season, as well as other customers who had received RALs in prior seasons but had not repaid such loans. Under these arrangements, the banks share information regarding the identity of, and amounts payable by, these customers. By sharing this information, the banks are able to identify these individuals in later tax seasons should they purchase a Bank Product from a tax preparation company. Customers are advised in advance that should they become identified as a customer who owes any portion of a RAL from a prior tax season, any tax refunds attributable to such customer will be offset first against the prior debt. Tax preparation companies receive a commission for each customer identified in this manner.

Franchise Sales Activities And Company-Owned Office Development; 1997 Office Operating Results

         The Company owned or franchised 1,372 offices in approximately 1,000 territories during the 1997 tax season. Approximately 53% of the Company-owned and franchised offices are no more than three years old. The Company typically concentrates its franchise sales and development activities during the period of March through December of each year. The following table sets forth information regarding the Company's office development as of April 30 of each year since 1993.

         SUMMARY OF OFFICE DEVELOPMENT

                                                    At April 30
                                        ----------------------------------
                                        1993   1994   1995    1996    1997
                                        ----   ----   ----    ----    ----

Franchised Offices

     Stand-Alone....................... 402    596      828     806     929
     Montgomery Ward................... 144    141      191     176     149
     Wal-Mart..........................   0      5       36     218     196
     Other.............................   0      0       32      46      22
                                          -      -        -       -       -
                                        ---    ---    -----   -----   -----
         Total Franchised Offices...... 546    742    1,087   1,246   1,296
                                        ---    ---    -----   -----   -----

Company-Owned Offices

     Stand-Alone.......................  41     84       58      37      46
     Montgomery Ward...................  27     51       28      13      18
     Wal-Mart..........................   0      1       27      46      12
     Other.............................   0      0       22       0       0
                                          -      -        -       -       -
                                        ---    ---    -----   -----   -----
         Total Company-Owned Offices...  68    136      135      96      76
                                        ---    ---    -----   -----   -----

Total Offices.......................... 614    878    1,222   1,342   1,372
                                        ===    ===    =====   =====   =====

         The Company's experience indicates that mature Jackson Hewitt offices generally outperform newer offices. The following chart identifies the average number of tax returns prepared by Jackson Hewitt offices at varying maturity levels.

 Number of Tax              Number of Jackson Hewitt     Average Number of Tax
 Seasons Open                       Offices                 Returns Prepared
 -------------              ------------------------     ----------------------
         1                             318                          278
         2                             198                          443
         3                             214                          665
         4                             188                          880
         5 and above                   454                          862

Franchise Operations

         Historical Growth. The Company's growth has been largely attributable to the expansion of its franchise operations. The Company has expanded its franchise network from 49 offices in 1988 to 1,296 in 1997. During the 1997 tax season, 5.5% of Jackson Hewitt offices were owned by the Company and 94.5% were owned by franchisees. In 1997, the Company sold 166 new franchise territories and increased the net number of its franchised offices by 50.

         The Company believes that franchise growth has resulted from its ability to sell relatively inexpensive franchises to franchisees. The current franchise fee for a new Jackson Hewitt franchise is $20,000, a portion of which may be financed over a three-year period.

         The Company attempts to sell franchise territories on a geographically concentrated basis so that it can more effectively and efficiently target customers through its mass media advertising campaigns. Through the expansion of its franchise operations, the Company has established a national presence while enhancing its position in the Mid-Atlantic region of the United States.

         The Franchise Agreement. Under the terms of the Company's franchise agreement ("Franchise Agreement"), each franchisee receives the right to operate Jackson Hewitt offices within a specific geographic territory with a population of approximately 50,000. Franchisees are permitted to operate as many offices within a specified territory as they choose. Currently there are approximately 4,600 territories in the United States, approximately 1,000 of which are currently served by Jackson Hewitt offices. Unlike many other franchise concepts where the franchisee pays fees according to how many office locations the franchisee operates, Jackson Hewitt franchisees pay one fee for each territory they purchase. Historically, franchisees have been able to maximize their profit potential by operating between one to four offices in a territory, with the particular number depending largely on local economics and the population dispersion of the region. In some instances, the opening of a second or third office within a territory may decrease the revenues and profitability of existing Jackson Hewitt offices, but may also increase the overall market share, revenues, and profitability of the territory.

         The initial term of the Franchise Agreement is five years, with successive renewals exercisable at the option of the franchisee for additional five-year periods as long as the terms of the Franchise Agreement have been met. In addition, franchisees are required to keep at least one office location open throughout the year in each territory in which the franchisee operates unless the franchisee owns contiguous territories, in which case only one office must be open during the off-season for at least one day per week within those territories. This policy is designed to ensure that customers in each territory have access to a Jackson Hewitt tax preparer for assistance in matters relating to late filings or previously filed or future tax returns. Each franchisee is also required to conduct tax seminars, which are offered to the general public to attract prospective seasonal tax preparers in order to maintain a staff of quality tax preparation professionals and to enhance name recognition.

         Franchise Development. The Company has historically expanded its franchise office operations through the selective recruitment of new franchisees as well as the sale of new territories to existing franchisees with successful operating histories. The Company intends to emphasize selling franchise territories to existing Company franchisees and potential franchisees capable of purchasing and operating multiple territories. Sales of franchises to new franchisees originate through referrals from existing franchisees, direct mail campaigns, newspaper advertisements, and numerous franchise trade shows in which the Company participates.

         Prior to entering into the Franchise Agreement with a potential franchisee, a credit check is performed and an interview is conducted by a Company regional director. The regional director, who oversees between 150 and 200 franchisees, focuses on the qualities generally found in a successful Company franchisee: customer service values, ability to follow recommended procedure, and a strong work ethic. Since the Company's proprietary interactive tax software greatly facilitates the tax preparation process, tax or accounting knowledge and experience are not prerequisites. If the applicant successfully completes the interview process, the applicant is required to complete a five-day training program during which the Company provides information on staffing requirements, operating procedures, and other matters necessary to properly manage a franchise.

         The following chart summarizes the number of new Company franchisees for each fiscal year since 1993.


                                               NUMBER OF FRANCHISEES

                   Previous Fiscal
Fiscal Year           Year Total          Left System(1)        New Franchisees        Total Franchisees
-----------           ----------          --------------        ---------------        -----------------
1993                     198                    24                     63                      237
1994                     237                    34                    135                      338
1995                     338                    52                    189                      475
1996                     475                    82                     98                      491
1997                     491                    67                    112                      536

(1) These franchisees either sold their franchise, had it terminated by the Company, or otherwise left the Jackson Hewitt system.

         Start-Up Costs And Franchise Fees. Upon executing the Franchise Agreement, the franchisee is required to pay the initial franchise fee of $20,000, a portion of which may be financed over a three year period. The initial franchise fee has increased from $15,000 in March 1993 to $20,000. Other necessary start-up costs for a new territory budgeted to prepare 500 or fewer tax returns for the first tax season include capital expenses, such as equipment, signs, and leasehold improvements, which typically amount to $10,700 to $14,300. Start-up costs relating to annual operating expenses such as travel, training, rent, insurance, utilities, supplemental advertising, and payroll typically range from $17,900 to $24,730 for a total initial investment ranging from approximately $49,350 to $61,780.

         Royalties And Advertising Fees. In addition to the initial franchise fee and other start-up expenses, franchisees are required to pay recurring royalties equal to 12% of franchise territory revenues and recurring advertising fees equal to 6% of franchise territory revenues. The Company also charges franchisees a $2.00 fee for each tax return that is electronically filed with the IRS. In return, the Company provides the following products and services to its franchisees: (i) a minimum of five days of initial training in business operations, (ii) the use of proprietary interactive tax software that aids the franchisee in preparing tax returns, (iii) a joint advertising program that is funded through contributions made by both franchised and Company-owned offices,
(iv) annual tax training programs that assist franchisees in hiring and training seasonal tax preparation employees, (v) standardized operating manuals that assist franchisees in the operation of their businesses, (vi) support in the areas of management, systems, and software, (vii) access to Bank Products that are not generally available to many small tax preparation businesses, and (viii) access to electronic filing services.

         The following table summarizes total royalties, advertising fees and franchise fees, net, for each fiscal year since 1993.

Fiscal Year     Royalties    Advertising Fees      Franchise Fees, Net(1)
-----------     ---------    ----------------      ----------------------
                                   (in thousands)

1993             $2,619         $1,593                  $2,066
1994              3,485          2,192                   3,449
1995              4,609          2,305                   4,765
1996              6,572          3,284                   2,682
1997              8,832          4,416                   3,204

(1) Represents franchise fees for new territories less an accrual of 12% of these fees to provide for terminations and rescissions of franchised territories.

         Franchisee Support. To assist franchisees in their efforts to serve their customers, the Company's field consultants, regional directors, and home office field support staff are available for support in areas such as management, computer systems, and hiring. The Company provides three levels of tax courses that franchisees can use to recruit and train seasonal employees. In addition, a team of Company tax and software specialists is available for assistance regarding tax law interpretations and software usage. The Company believes that the franchisees' access to these products and services enables them to provide a quality of services that would not otherwise be attainable on an economical basis, and is an important element in differentiating the Company from smaller tax preparation businesses.

         Administrative Supervision. The Company monitors the quality of service, office appearance, accuracy of tax returns, and training of personnel for all Jackson Hewitt offices, through its staff of five regional directors and by sampling tax returns. To promote compliance with the Company's operating standards, the Company began an internal audit program during the 1997 tax season. Under this program, the Company audits franchisees on a random basis to assure compliance with the Company's operating manuals. Individual Franchise Agreements permit the Company to enforce operating standards through termination of the Franchise Agreement after various warning periods.

         Regulation Of Franchise Sales. The Company's franchising activities are subject both to federal and state laws and regulations. Franchising is regulated on the federal level by the Trade Regulation Rule, 16 C.F.R. 436 (the "Franchise Rule"). The Franchise Rule requires a franchiser to give any prospective franchisee specified information about the nature of the franchise investment on the earlier of (i) the first personal meeting, (ii) 10 business days before any binding agreement is signed, or (iii) 10 business days before any consideration is paid. In addition, the franchiser must provide the prospective franchisee with a franchise agreement that reflects the specific terms on which the franchisee will be licensed to do business at least five business days before signing any binding agreement. There is no private right of action available to franchisees and prospective franchisees under the Franchise Rule. Franchisees who claim violations must bring their complaints to the Federal Trade Commission. Violators are subject to civil penalties of up to $10,000 per violation.

         The Franchise Rule requires a franchiser to provide information in specific areas in a specific format. This information is contained in an "offering circular." The Franchise Rule also permits a franchiser to prepare an offering circular in accordance with the format designed by the North American Securities Administrators Association, called the Uniform Franchise Offering Circular ("UFOC"). The Company has selected the UFOC format for its franchise offering circular because it is accepted in all states with franchise laws, thus avoiding the need to prepare multiple offering circulars.

         The Franchise Rule governs franchiser conduct in all states. However, California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington, and Wisconsin have enacted state franchise laws. The Franchise Rule permits state laws to govern franchising if they provide protection that is equal to or greater than that provided by the Franchise Rule. Most of these state laws require franchisers to provide specific information to franchisees, generally in the UFOC format. As a general rule, these formats are similar to the UFOC and impose no significant additional requirements on franchisers.

         Most state laws provide a franchisee with a private right of action to seek direct recourse against a franchiser, in addition to administrative penalties, if a franchiser fails to comply with a state's franchising laws. Moreover, some states, like California, have laws that govern the relationship between franchiser and franchisee after the franchise agreement is signed, such as laws that (i) mandate "notice" and "cure" periods before termination, (ii) restrict the grounds for termination without the opportunity to "cure" a default, or (iii) restrict the franchiser's ability to enforce a post-term competition covenant.

         Both the Franchise Rule and the UFOC format require a franchiser to update its offering circular to include new financial statements. The Franchise Rule and the UFOC format also require a franchiser to update its offering circular in the event of material changes, such as significant changes in financial condition, changes to major fee structures, or changes in business opportunities being offered. See " -- Risk Factors -- Risks Associated with Franchising."

Company Office Operations

         The Company operates 76 Company-owned offices in selected territories throughout the United States. Historically, the Company-owned offices were typically located in territories reacquired from franchisees and were operated on a temporary basis pending their sale to new franchisees. The Company intends to open and operate additional Company-owned offices in designated territories without any anticipated sale to franchisees. The Company believes it can maximize the effectiveness of its marketing campaigns and achieve certain economies of scale by operating multiple Company-owned offices in targeted areas. The Company also intends to continue to evaluate and close unprofitable offices and improve operating procedures at the remaining offices. Company-owned offices generated tax preparation revenues of $3.3 million in 1997, or 10.5% of total revenues.

         The Company manages its Company-owned offices through a staff of office managers, market managers, district managers, and sectional managers. An office manager is usually a tax preparer who has demonstrated the ability to manage the activities of other tax preparers and who has at least one year of experience in the Jackson Hewitt system. The office manager is responsible for operations and customer service within the office. The office manager reports to either a market manager or a district manager. Market managers supervise between five and 10 offices within a specific geographic region, normally in a metropolitan area. The market manager is responsible for coordinating the operational and marketing activities for offices within this specific area. A district manager is responsible for the supervision of between 10 and 20 offices, which are more geographically dispersed than those for which a market manager is responsible. Due to the complexities of overseeing a large geographic area, district managers are generally required to have more experience than market managers. Otherwise, the responsibilities of the two positions are comparable. Market managers and district managers report to one of three sectional managers, who in turn report to the Company's Vice President of Franchise Sales and Corporate Offices. The sectional managers coordinate the activities of two to four market managers or district managers. This management structure has been implemented so that the Company can operate the 150 Company-owned offices anticipated to be open during the 1998 tax season.

Office Site Selection

         Jackson Hewitt offices are typically 600 to 1,000 square feet in size and are able to accommodate anywhere from three to 10 work stations. As with any retail operation, the location of a tax preparation office is vital to its success. For this reason, the Company maintains the right to approve the site selection of all offices, including franchised offices, and utilizes specific criteria to evaluate potential office locations. In particular, the Company expects its offices to (i) be highly visible from a major intersection or busy street, or be located within a Wal-Mart, Montgomery Ward or other large retailer, (ii) have high levels of automobile or foot traffic, and (iii) be in close proximity to shopping malls or other major food or clothing retailers, preferably discounters. All franchise locations are approved by a Company regional director and the locations of Company-owned offices are approved by a district director.

Retail Outlets

         Jackson Hewitt's office expansion and profitability have benefitted from the Company's relationships with two large retailers. During the 1997 tax season, Jackson Hewitt operated 208 offices within Wal-Mart stores and 167 offices within Montgomery Ward stores. Under the Company's master license agreement with Wal-Mart, which was entered into in September 1994, all of Jackson Hewitt's Wal-Mart locations are operated only on a seasonal basis. In October 1988, Montgomery Ward and the Company entered into a master license agreement granting Jackson Hewitt the right to operate offices on a seasonal basis as well. The Company is currently negotiating with Wal-Mart and Montgomery Ward regarding the number of stores, if any, in which Jackson Hewitt offices will be operated during the 1998 tax season. In July 1997, Montgomery Ward filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company is unable to predict how the Montgomery Ward bankruptcy will impact its ability to operate Jackson Hewitt offices in Montgomery Ward stores during future tax seasons. If the Company's arrangements with Montgomery Ward, Wal-Mart, or both are terminated for any reason, the franchisee or the Company operating from the retail location would be forced to find another location. This could be disruptive to the business of the Company or the franchisee, especially if the dislocation were to occur immediately prior to or during the tax season. See " -- Risk Factors -- Dependence on Retail Outlets."

Sales And Marketing

         The Company has two distinct marketing programs, one of which is designed to attract franchisees and one of which targets potential customers. The franchisee marketing program is designed to solicit sales leads from prospective franchisees. The Company places advertisements in national magazines as well as local publications throughout the year, but primarily between the months of March and October. The advertisements describe the Jackson Hewitt franchise opportunity and encourage prospective franchisees to contact the Company by phone, mail, or electronic mail.

         The retail marketing program is directed towards the taxpaying public. During 1997, the Company engaged an outside market research company to conduct independent research on various aspects of tax preparation and tax preparer advertising. Based upon this research and input from the Company's advertising agency, the Company's current advertising campaign was designed and implemented for the first time during the 1997 tax season. The campaign, entitled "Jackson Hewitt A.S.A.P." encourages customers to utilize Jackson Hewitt's services so that their tax returns can be prepared "A.S.A.P." and their refunds can be received "A.S.A.P." The campaign includes 15 and 30 second television spots featuring various situations in which taxpayers want their tax returns prepared so that they can receive their tax refunds as quickly as possible. Early tax season advertising primarily targets those individuals who desire tax refunds quickly. Later in the tax season, the advertising message shifts to issues of accuracy and convenience, attributes which the Company believes are more appealing to customers who wait until later in the tax season to have their tax returns prepared.

         The Company's advertising budget is funded through a combination of franchisee and Company contributions. Pursuant to the terms of the Franchise Agreement, franchisees are required to remit 6% of their revenues to the Company to fund the Company's advertising campaigns. The Company contributes a comparable percentage or more for advertising for all Company-owned offices. The Franchise Agreement permits the Company to advertise at its discretion on a national, regional, and local basis. To date, the Company has elected to utilize television advertisements in regional markets, as well as radio commercials, direct mail, and other advertisements. The Company believes that the 6% advertising assessment is sufficient to support a competitive advertising program in mature, developed markets. However, during the developmental stages of a new market area, it has been the Company's general practice to supplement the regular contributions to the advertising program with additional contributions from the Company in order to enhance initial exposure and awareness of the Company's services and to sell additional franchises in the area. See " -- Competition."

Proprietary Information And Computer Technology

         The Company owns and retains all rights to the Company's proprietary interactive tax software, Hewtax, which allows a tax preparer to conduct a comprehensive customer interview and complete tax calculations using a personal computer. The Company also owns and maintains state income tax computer programs for all states that have income tax requirements and the District of Columbia. The Company employs tax and software experts to update the software programs as necessary. By computerizing, and thereby standardizing, the information gathering process, a tax return can be prepared in a Jackson Hewitt office while the customer waits. Hewtax prompts the tax preparer to ask questions based upon each customer's personal and financial situation. On average, Jackson Hewitt customers are asked approximately 100 questions. Once the customer answers the necessary questions, the tax return is automatically prepared. The entire interview process generally takes approximately 50 minutes.

         Although the Company believes its proprietary interactive tax software constitutes a "trade secret," the Company has not filed for copyright registration for its software programs. The Company is aware of the risk that its competitors could recreate, or "reverse engineer" its tax software and begin offering similar computerized and standardized services. If this were to occur, the Company would likely investigate the circumstances under which the competitor created the software. However, the Company may find that it has no legal recourse to prevent the competitor from using the "reverse engineered" software to compete with the Company. Because Jackson Hewitt's federal and state tax software must be updated at least annually to reflect changes in the tax law, the Company believes that it would be difficult for any unauthorized party to effectively misappropriate its software programs in a timely and profitable manner. See "Risk Factors -- Dependence on Intellectual Property Rights; Risks of Infringement."

         The Company protects its intellectual, trade, and operational property through the use of trademarks and by inserting contractual restrictions in its franchise agreements, licenses, and other consensual arrangements. The Company owns the following service marks: "Jackson Hewitt Tax Service" service mark registered on the Principal Register of the United States Patent and Trademark Office ("USPTO"), August 23, 1988; and "Superfast Refund" service mark registered on the Principal Register of the USPTO May 15, 1990.

         All Jackson Hewitt offices, as well as the Company's corporate headquarters, are outfitted with the computer hardware and software that is required to file tax returns electronically with the IRS. Jackson Hewitt's field offices are outfitted with IBM-compatible personal computers and modems, while the Company's headquarters is outfitted with a Unix mini-computer with multiple high speed modems to interface with satellite offices, the IRS, and the banks that participate in the Bank Product programs. The equipment maintained at the Company's headquarters for electronic filing and the Bank Product programs is continually updated by the Company. The Company believes that its computer system and centralized control of customer services enhance the Company's operational and financial control over its office network.

Personnel/Training

         The Company employed 204 year-round employees as of April 30, 1997, 126 of which were located in the Company's Virginia Beach corporate headquarters. In addition, the Company employed approximately 1,000 seasonal employees during the 1997 tax season, at both the corporate headquarters and in Company-owned offices.

         The Company and its franchisees solicit, train, and hire seasonal personnel by offering tax preparation seminars during the fall of each year. Jackson Hewitt tax seminars include 24 three-hour lectures over a 12-week period. Course materials are prepared and updated by the Company at least annually, or more often if necessary. Instructor salaries are paid by the Company or franchisees, as applicable. The Company and its franchisees recruit many of their tax preparers from the students who attend these tax preparation seminars. In the past, the Company and its franchisees generally have offered seasonal jobs as tax preparers to approximately the top 25% of such classes. The Company estimates that approximately 7,000 students were trained during 1997 at no cost to the students in some instances and for fees ranging from $59 to $99 per person in most instances. The tax seminars are normally advertised in regional newspapers. The cost of such advertising is shared by the Company and franchisees. Because of the extent to which the Company relies upon seasonal employees who are paid relatively modest wages and are given minimal benefits, any legislative or regulatory changes that require the Company to pay employees higher wages or provide more benefits could materially adversely effect the Company's results of operations. See " -- Risk Factors -- Dependence on Availability of Large Pool of Trained Seasonal Employees."

         The United States Congress has enacted legislation that requires tax preparers, among other things, to identify themselves as paid preparers on all tax returns which they prepare, to provide customers with copies of their tax returns, and to retain copies of the tax returns they prepare for three years. Failure to comply with these requirements may result in penalties. In addition, any tax preparer that desires to file tax returns electronically, must qualify with the IRS. The legislation also provides for assessing penalties against a preparer which (i) negligently or intentionally disregards federal tax rules or regulations, (ii) takes a position on a tax return which does not have a realistic possibility of being sustained on its merits, (iii) willfully attempts to understate a taxpayer's tax liability, or (iv) aids or abets in the understatement of such tax liability. In addition, several state governments have enacted or are considering legislation which would regulate tax return preparers. See " -- Risk Factors -- Government Regulation" and ""Item 3. -- Legal Proceedings."

Competition

         Jackson Hewitt competes primarily with other businesses offering similar services, including nationally franchised tax preparation services, accountants, attorneys, and small independently owned companies and financial service institutions that prepare tax returns as ancillary parts of their businesses. In addition, the Company competes with individuals who prepares their own tax returns either manually or using tax preparation software. According to the IRS, approximately one-half of the tax returns filed in the United States each year are completed by paid preparers. Jackson Hewitt's ability to compete in this market depends on the geographical area, specific site location, local economic conditions, quality of on-site office management, the ability to file tax returns electronically with the IRS, and the ability to offer Bank Products to customers.

         H&R Block, Inc. ("H&R Block") dominates the low cost tax preparation business in the United States with approximately 10,000 offices worldwide, approximately 8,000 of which are located in the United States. No assurance can be given that new competitors with substantially greater resources will not enter this industry and materially adversely effect the Company's business, financial condition, and results of operations. See " -- Risk Factors -- Competition."

Tax Return Preparation Errors

         If a Jackson Hewitt tax return preparer makes an error that results in the assessment of any interest or penalties on additional taxes due, the Company, in the case of Company-owned offices, or the applicable franchisee, in the case of franchised offices, reimburses the customer for the interest and penalties, although it assumes no liability for any taxes that are owed. There are no limitations on the amount of interest and penalties that the Company or a franchisee would be required to reimburse customers in the event the IRS determines that a Jackson Hewitt tax preparer made an error which resulted in a tax deficiency. While the Company itself is not responsible for reimbursing customers for tax returns completed at franchised offices, the Company could become responsible for reimbursing customers for errors resulting in a tax deficiency in the event a franchisee ceases operations or files for bankruptcy. To date such payments by the Company have not been material.

Risk Factors

         The specific factors set forth below, as well as the other information included in this Form 10-K, should be considered carefully. All statements and information herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward-looking statements may be identified by the use of words such as "believe," "anticipate," and "expect," and concern, among other things, the Company's expansion plans with respect to franchised offices; the Company's ability to expand its network of Company-owned offices profitably; the Company's intention to improve operating efficiencies; the Company's intention to improve Jackson Hewitt's brand name identity; the Company's plans to expand its existing customer base and market share; the Company's expectations regarding future demand for electronic filing services and Bank Products; the Company's ability to adapt its business to changes in IRS policies; and the Company's ability to offer Bank Products under programs that adequately protect the Company from undue risk. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company's business, financial condition, and results of operations. These factors include: competitive pressures, economic conditions, governmental regulation and policies, changes in consumer spending, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document.

         Adverse Impact of IRS Policies. From time to time, the United States Department of the Treasury (the "Treasury Department") and the IRS initiate policy and rule changes and other initiatives related to the electronic filing of tax returns, the treatment of the EIC, and the methods of providing refunds to taxpayers. Since the vast majority of the Company's revenues are derived, directly or indirectly, from the preparation of tax returns and the sale of associated Bank Products, these changes and initiatives can significantly impact the demand for tax return preparation and electronic filing services, and the sale, pricing, risk of collectibility, and profitability of Bank Products. For example, in 1995 the IRS introduced multiple initiatives that changed the way in which tax preparers were notified of tax refunds and the way in which EIC recipients were paid their refunds. These changes dramatically disrupted the entire tax preparation industry by reducing the number of electronic filings and causing unanticipated losses on the part of RAL lenders who had relied upon former IRS practices to assess underwriting risk. The Company and its franchisees were adversely impacted and experienced a decrease in fee income and increased costs associated with the Bank Product programs. The Company is unable to predict the timing or nature of policies which may be implemented by the Treasury Department and the IRS in the future. Any such policy changes could have a material adverse impact on the Company's business, financial condition, and results of operations. See " -- The Tax Preparation Business -- Bank Products."

         Dependence On Banks For RALS And ACRS; Underwriting Risks. A substantial portion of the Company's profitability is dependent upon its ability to sell Bank Products to its customers. During 1997, fees associated with Bank Products totaled $9.4 million, or 29.8% of the Company's total revenues. The Company is currently providing Bank Products under risk sharing and limited risk arrangements with three commercial banks. Certain of these agreements are subject to termination by the bank upon the occurrence of certain events, including changes in applicable law or regulations which adversely affect the offering of Bank Products. Given the uncertainties associated with IRS policies, including those affecting Bank Products, no assurance can be given as to how these fee arrangements will be structured in the future, whether the Company will be able to continue to negotiate acceptable fee arrangements with these or other banks, or that the Company will continue to be able to otherwise offer Bank Products to Jackson Hewitt's customers. If for any reason the Company were unable to enter into acceptable Bank Product agreements with banks, its business, financial condition, and results of operations would be materially adversely affected. In addition, in those Bank Product programs in which the Company shares the risks and benefits associated with making RALs, the Company's operations could be materially and adversely affected if the applicable underwriting criteria prove to be insufficient and result in a higher than anticipated level of losses associated with RALs. See " -- Adverse Impact of IRS Policies" and " -- The Tax Preparation Business -- Bank Products."

         Ability Of The Company To Implement Its Growth Strategy And Manage Expansion. The Company's growth strategy is dependent upon its ability to increase market share through geographic expansion. Implementation of this strategy will depend in large part on the Company's ability to: (i) expand in profitable markets; (ii) obtain adequate financing on favorable terms to fund its growth strategy; (iii) locate acceptable franchisees; (iv) hire, train, and retain skilled and seasonal employees; (v) successfully implement its marketing campaigns; and (vi) continue to expand given the significant competition in the tax preparation industry. Difficulties in connection with any or all of these factors could impair the Company's ability to successfully implement its growth strategy, which in turn could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The opening and success of new offices will depend on various factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, the obtaining of applicable permits and regulatory approvals, the ability to meet construction schedules, the financial and other abilities of the Company's franchisees, and general economic and business conditions. Many of the foregoing factors are outside the control of the Company and its franchisees. The Company's ability to manage future growth effectively will require it to expand and continue to improve its operations an.d systems, and to attract, retain, motivate, and manage its employees. There can be no assurance that the Company will do so successfully. The Company's inability to manage such growth effectively could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Potential Congressional Tax Initiatives. The United States Congress regularly considers a wide array of income tax proposals. These proposals have ranged from minor revisions in the tax laws to the adoption of a non-progressive income tax, or "flat tax." A congressional commission has also announced proposals to overhaul the structure and organization of the IRS, and to extend the filing deadlines for tax returns. The most significant risk to the Company's business operations would be the passage of any initiative, such as a national sales tax, that eliminates the requirement to file tax returns. Although the Company is not able to predict when or if such proposals will become law, should any of such proposals become law, it would likely have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, since the Company's profitability is dependent upon fees obtained from the preparation and filing of tax returns as well as fees associated with Bank Products, the adoption of legislation that would significantly reduce or eliminate electronic filings, the number of tax returns filed by Jackson Hewitt's customer base of lower income taxpayers, or the availability of accelerated refunds or EICs, would materially adversely affect the Company's business, financial condition, and results of operations.

         Risks Associated With Franchising. A significant portion of the Company's total revenues are derived from its franchise operations. During 1997, the Company derived 10.2% of its revenues from the sale of new franchises and 42.1% of its revenues from the receipt of franchise royalties and advertising fees, which are based upon the total revenues generated by franchised offices. There can be no assurance that the Company will be able to continue its historical level of franchise sales. Any material decrease in franchise sales in the future would materially adversely affect the Company's business, financial condition, and results of operations. The Company's financial success is also dependent upon its employees and franchisees and the manner in which they operate and develop their offices to promote and develop the Jackson Hewitt name and its reputation for quality. There can be no assurance that franchisees will have the business abilities or access to the financial resources necessary to operate their offices in a manner consistent with the Company's philosophy and standards or to achieve or increase the level of revenues generated in prior tax seasons. See " -- Franchise Operations."

         The Company's current policy is to provide financing to franchisees in connection with the purchase of franchises. At April 30, 1997, the Company's franchisees owed the Company $13.3 million under notes bearing interest between 10% and 12%. The terms on these notes generally range from two to five years. The franchisees' ability to repay these loans is dependent upon franchise performance, as well as matters affecting the Company and the tax preparation industry. As a result of the negative impact of IRS actions in 1995, a substantial number of these notes became delinquent and as such, resulted in either termination of the franchisee or restructuring of the terms of the notes. Although management believes that its recorded allowance is adequate, any adverse changes experienced by specific franchises or the Company, or the tax preparation industry in general, would have a material adverse effect on the Company's business, financial condition, and results of operations. See Note 4 of the Notes to the Consolidated Financial Statements.

         As a franchiser, the Company grants to its franchisees a limited license to use the Company's registered service marks. The general public could incorrectly identify the Company's franchisees as controlled by the Company. In the event that a court determines the franchisee is not adequately identified as a franchisee, the Company could be held liable for the debts and obligations of the franchisee so misidentified.

         Government Regulation. The Company's future results of operations will depend upon its continued ability to comply with federal and state regulations affecting tax return preparers and the Company's ability to continue offering Bank Products to its customers on the same or similar terms and under similar fee arrangements as currently utilized by the Company. Certain state and city governments have adopted specific disclosure requirements related to RALs and others may consider enacting similar requirements. In addition, some state governments have implemented, or are considering implementing, laws or regulations governing proprietary schools, which may include the tax seminars offered by the Company and its franchisees. The Company is unable to predict whether certain state and local governments will adopt regulations or whether changes will occur in such existing laws and regulations, and if so, the business or economic effect of such changes. Any significant changes in existing laws or the adoption of laws in jurisdictions not having such laws that alter the Company's current operations would have an adverse effect on the Company's business, financial condition, and results of operations. See " -- Personnel/Training."

         Federal law requires tax return preparers, among other things, to identify themselves as paid preparers on all tax returns which they prepare, to provide customers with copies of their tax returns, and to retain copies of the tax returns they prepare for three years. Failure to comply with these requirements may result in penalties to the preparer. Federal law provides for assessing penalties against a tax return preparer who (i) negligently or intentionally disregards federal tax rules or regulations, (ii) takes a position on a tax return which does not have a realistic possibility of being sustained on its merits, (iii) willfully attempts to understate a taxpayer's tax liability, or (iv) aids or abets in the understatement of such tax liability. In addition, several state governments have enacted or are considering legislation which would regulate state tax return preparers. These types of laws could have an adverse effect on the Company's business, financial condition, and results of operations. In 1996, the Manhattan regional office of the IRS notified the Company that it could not operate Company-owned offices in New York City during the 1997 and 1998 tax seasons due to certain violations identified regarding the Company's adherence to the IRS' electronic filing identification number regulations during the 1996 tax season. This restriction does not apply to any of the Company's franchised offices in this, or any other area, and management does not believe the operating exclusion will have a material adverse effect on the Company's business, financial condition, or results of operations. See "Item 3 -- Legal Proceedings."

         Seasonality And Disaster Recovery Risks. The Company's business is highly seasonal. Historically, the Company has generated substantially all of its revenues during the tax season, with the majority of tax preparation revenues generated during late January and early February. During 1997, the Company generated 89% of its revenues during the tax season. The Company generally operates at a loss through the first three quarters of each fiscal year, during which periods it incurs costs of preparing for the upcoming tax season. If for any reason the Company's revenues fall below those normally expected during its fourth quarter, the Company's business, financial condition, and results of operations would be adversely affected.

         The Company's financial success depends in large part on the efficient and uninterrupted operation of its processing center during the tax season. All of the Company's critical processing operations are currently conducted in Virginia Beach, Virginia and the Company maintains a non-exclusive right to use a site in Ohio. The Company intends to open a site in North Carolina prior to the 1998 tax season that would be able to duplicate the Company's processing systems in the event a natural disaster or other unforeseen occurrence compromised the Company's primary processing center. Notwithstanding the availability of such alternative locations, if a disaster or other event were to disrupt operations at the primary processing center, particularly during the peak period of the tax season, the Company's operations could be materially adversely effected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Results of Operations" and " -- Liquidity and Capital Resources."

         Fluctuations In Quarterly Operating Results. The Company has experienced, and is expected to continue experiencing, quarterly variations in revenues and operating income as a result of many factors, including the highly seasonal nature of the tax preparation business, the timing of off-season activities, and the hiring of personnel. Due to the foregoing factors, it is possible that the Company's results of operations, including quarter to quarter results, will be below the expectations of public market analysts and investors. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect the Company's business, financial condition, and results of operations for the year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Results of Operations" and " -- Liquidity and Capital Resources."

         Dependence Upon Debt Financing. To fund its off-season activities, the Company has historically been dependent upon borrowings under the Company's credit facilities. The Company's off-season activities generally require the Company to draw most heavily on these facilities from July through February of each year and then repay this debt entirely by the end of each tax season. For example, during the 1997 tax season, the Company had $6.6 million of indebtedness under a credit facility with its primary lender outstanding at January 31, 1997, which was repaid by April 30, 1997. To the extent that the Company is not successful in maintaining or replacing existing financing in the future, it would have to curtail essential off-season activities, thereby having a material adverse effect on the Company's business, financial condition, and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Dependence On Key Personnel. The Company's future success will depend to a significant extent on senior management, particularly Keith E. Alessi, the Chairman, President, and Chief Executive Officer. The loss of the services of Mr. Alessi or certain other executive officers, or the inability to attract and retain other qualified employees, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has entered into a two-year employment agreement with Mr. Alessi that contains, among other provisions, a covenant not to compete, a non-solicitation of employees covenant, and confidentiality provisions. The Company does not, however, typically enter into employment or non-compete agreements with its executive officers. The Company does not maintain a key-man life insurance policy on Mr. Alessi.

         Dependence On Retail Outlets. During the 1997 tax season, Jackson Hewitt had 208 and 167 offices located in Wal-Mart and Montgomery Ward stores, respectively. The Company's ability to continue to operate in these stores is dependent on its ability to negotiate acceptable master agreements with these retailers and the continued operation of the particular retail stores in which the Jackson Hewitt offices are located. In July 1997, Montgomery Ward filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company is unable to predict how the Montgomery Ward bankruptcy will impact its ability to operate Jackson Hewitt offices in Montgomery Ward stores during future tax seasons. In the event the Company were unable to negotiate acceptable master agreements with these retailers, or in the event these retailers closed a significant number of stores, as a result of the bankruptcy or otherwise, in which Jackson Hewitt offices were located, the Company would lose a substantial number of its offices in a very short period of time. Such an occurrence, especially immediately prior to or during the tax season, would have a material adverse impact on the Company's business, financial condition, and results of operations. See " -- Retail Outlets."

         Competition. The low-cost tax return preparation business is highly competitive. The Company competes with nationally franchised tax preparation services, regional tax preparation businesses, regional and national accounting firms, and financial service institutions that prepare tax returns as part of their businesses. The Company also competes with individuals who prepare their own tax returns either manually or in connection with commercially packaged tax preparation software. The IRS has also recently introduced a method by which qualifying taxpayers can file their tax returns with the IRS by telephone. The Company is not able to predict the extent to which its potential customers will utilize this filing service in the future. See "Business -- The Tax Preparation Business -- Electronic Filing of Tax Returns."

         Of the Company's competitors, H&R Block dominates the low-cost tax preparation business. H&R Block is substantially larger than the Company and has significantly greater financial and other resources. Based on information released by H&R Block in May 1997, H&R Block currently operates an international tax preparation system through approximately 10,000 company operated and franchised offices, approximately 8,000 of which are located in the United States. H&R Block has also been in business much longer than the Company and has significantly greater name recognition throughout the United States, including the geographic areas in which the Company currently operates and in which it intends to expand. The ability of the Company to successfully compete with H&R Block and other tax preparation businesses is dependent in large part on the geographic area, specific site location, local economic conditions, and quality of on-site office management. There can be no assurance that the Company will be able to compete successfully with these competitors. In addition, to the extent the Company is required to reduce the fee charged per tax return prepared for competitive reasons, its business, financial condition, and results of operations could be materially adversely affected. See " -- Competition."

         Dependence On Availability Of Large Pool Of Trained Seasonal Employees. In conducting its business operations, both the Company and its franchisees depend on the availability of employees willing to work for a period of approximately three months for relatively low hourly wages, and minimal benefits. The Company's success in managing the expansion of its business will depend in large part upon its and its franchisees' ability to hire, train, and supervise seasonal personnel. If this labor pool is reduced in the future or if the Company is required to provide its employees higher wages or more extensive and costly benefits, either for competitive reasons or as a result of changes in governmental regulation, the expenses associated with the Company's operations could be substantially increased without the Company receiving offsetting increases in revenues. There can be no assurance that the Company or its franchisees will be able to hire, train, and supervise an adequate number of such seasonal personnel. See " -- Franchise Operations."

         Dependence On Intellectual Property Rights; Risks Of Infringement. Although the Company believes its proprietary interactive tax software constitutes a "trade secret," the Company has not filed for copyright registration for its software programs. Unauthorized parties may attempt to copy aspects of the Company's software or to obtain and use information that the Company regards as proprietary. Policing the unauthorized use of the Company's software is difficult. The Company generally controls the access to and the distribution of its software, documentation, and other proprietary information, but has not entered into confidentiality agreements with any of its executive officers other than Mr. Alessi. It may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. There can be no assurance that the legal remedies available to the Company will effectively prevent disclosure of, or provide meaningful protection for, its confidential information or that the Company's trade secrets or proprietary information will not be developed independently by the Company's competitors. Litigation may be necessary for the Company to defend itself against claims of infringement, or to protect trade secrets and could result in substantial costs to, and diversion of management efforts by, the Company. There can be no assurance that the Company would prevail in any such litigation, should it occur. The Company is not aware that any of its software, trademarks, or other proprietary rights infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, with or without merit, can be time consuming and expensive to defend and may require the Company to enter into royalty or licensing agreements or cease the alleged infringing activities. The failure to obtain such royalty agreements, if required, and the Company's involvement in such litigation could have a material adverse effect on the Company's business, financial condition, and results of operations. See " -- Proprietary Information and Computer Technology."

         Technological Change. The Company's future success will depend significantly on its ability to enhance its proprietary interactive tax preparation and processing software, as well as to respond to changes in customers' technological needs. There can be no assurance that the Company will be successful in developing or acquiring technologically advanced product enhancements or new products to address changing technologies and customer requirements. See " -- Proprietary Information and Computer Technology."

         Absence Of Payment Of Cash Dividends. The Company has never declared a cash dividend on its Common Stock. The Company intends to retain any future earnings for the operation and expansion of its business and does not currently anticipate declaring or paying any cash dividends on the Common Stock. The payment of future dividends will be at the discretion of the Board of Directors and will depend, among other things, on the earnings, capital requirements, and financial condition of the Company. No assurance can be given that the Company's results of operations will ever permit the payment of such dividends. In addition, future borrowings or issuances of preferred stock may prohibit or restrict the Company's ability to pay or declare dividends. In addition, the Company's credit facility with its primary lender prohibits the payment of any dividends without the lender's consent.

         Limited Public Market For The Common Stock; Possible Volatility Of Stock Price. The average daily trading volume of the Company's Common Stock ("Common Stock") generally has been limited. As a result, historical market prices may not be indicative of market prices in a more liquid market in which a greater number of shares are publicly traded. There can be no assurance that an active trading market for the Common Stock will develop or be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors, as well as the highly seasonal nature of the Company's business and period-to-period fluctuations in financial results of the Company, may have a significant impact on the market price of the Common Stock. Fluctuations or decreases in the trading price of the Common Stock may adversely affect the liquidity of the trading market for the Common Stock and the Company's ability to raise capital through future equity financing. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

         Possible Issuance Of Preferred Shares; Anti-Takeover Provisions. The Company's Articles of Incorporation authorize the Board of Directors to issue, without shareholder approval, 1,000,000 shares of preferred stock with voting, conversion, and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of the Common Stock. The Company presently has no plans or commitments to issue any shares of preferred stock. The issuance of preferred stock or of rights to purchase preferred stock, as well as certain provisions of the Company's Articles of Incorporation and Virginia law, could delay, discourage, hinder, or preclude an unsolicited acquisition of the Company, make it less likely that shareholders receive a premium for their shares as a result of any such attempt and adversely affect the market price of, and voting and other rights of, the holders of the Common Stock.

Executive Officers of the Company

         The following table sets forth certain information concerning the Company's executive officers.

           Name                      Age        Position
           ----                      ---        --------
           Keith E. Alessi           42         Director, Chairman,
                                                President, and Chief
                                                Executive Officer
           Christopher Drake         48         Secretary, Treasurer, and
                                                Chief Financial Officer

           Martin B. Mazer           35         Franchise Development and
                                                Corporate Offices
           Kelly A. Wagner           31         Vice President of
                                                Operations
           Leslie A. Wood            32         Vice President of
                                                Technology

         Keith E. Alessi is President and Chief Executive Officer of the Company, a position he has held since June 1996. Mr. Alessi was elected to the Board of Directors in January 1996 and was elected Chairman of the Board in September 1996. Prior to that time, Mr. Alessi, a certified public accountant, served Farm Fresh, Inc. ("Farm Fresh"), a leading Virginia supermarket chain, as its Vice Chairman, Secretary, Treasurer, and Chief Financial Officer from 1994 to 1996. From 1992 until 1994, Mr. Alessi was Chairman and Chief Executive Officer of Virginia Supermarkets, Inc. From 1988 through 1992, Mr. Alessi was employed by Farm Fresh and served as President and Chief Operating Officer at the time he left the company. Mr. Alessi is also a director of Cort Business Services, Inc., Town Sports International, Inc., and Shoppers Food Warehouse Corp.

         Christopher Drake is Secretary, Treasurer, and Chief Financial Officer of the Company, a position he has held since May 1997. From July 1994 to May 1997, he was Controller and Chief Financial Officer. Mr. Drake joined the Company in January 1992 as Controller. Mr. Drake is also a franchisee of the Company. During 1991, Mr. Drake was Senior Vice-President and Chief Financial officer of Mulberry Phosphates, Inc. of Norfolk, Virginia f/k/a Royster Company, when that company filed for protection under Chapter 11 of the United States Bankruptcy Code. The case was filed on April 8, 1991 in the Southern District of New York, Case No. 91-07012-Pi. The reorganization was completed, and the company emerged from bankruptcy on January 5, 1993.

         Martin B. Mazer is Vice President of Franchise Development and Corporate Offices, a position he has held since May 1997. From May 1996 to May 1997, Mr. Mazer was Director of Franchise Development. From May 1995 until May 1996, Mr. Mazer served as Divisional Director in charge of Company-owned offices and from December 1993 to April 1995, Mr. Mazer served as Regional Director of the Company's Southeast Region. Mr. Mazer joined the Company in August 1993 as a franchise sales representative. Before joining the Company, Mr. Mazer was an area supervisor with Bally's Health and Tennis, where he had worked since 1981.

         Kelly A. Wagner is Vice President of Operations, a position she has held since June 1997. From August 1991 until June 1997, Ms. Wagner was a Regional Director of the Company. From May 1989 until August 1991, she was Assistant Director of Training for the Company. Ms. Wagner joined the Company in January 1989.

         Leslie A. Wood is Vice President of Technology, a position she has held since March 1997. From April 1995 until March 1997, she served as Director of Technology. From September 1994 to March 1995, she was Director of Field Automation, and from July 1992 until August 1994, she served as Director of Office Systems. From September 1990 to July 1992, she was a Systems Analyst for Computer Data Systems, Inc.

Item 2.  Properties.

         The Company leases or occupies pursuant to licensing agreements all of its offices. Approximately 76% of these leases are full-year leases, which typically extend over 24 months to cover two tax seasons, and 24% are for four months and cover one tax season only. Company-owned offices occupy leased premises ranging from 600 to 1,500 square feet at annual rental rates which range from $6 to $35 per square foot. The Company has typically negotiated lease terms of less than three years, with a termination date of April 30. All of the Company's current leases expire on or before April 30, 2000. The Company also leases offices for two of its regional directors at an average monthly lease cost of approximately $400. Additionally, the Company leases office equipment for its use and guarantees the leases of certain franchisees under both capital and operating lease agreements. The terms of these leases range from 36 to 39 months.

         In 1995, the Company purchased its 24,000 square foot headquarters facility at 4575 Bonney Road, Virginia Beach, Virginia.

Item 3.  Legal Proceedings.

         From time to time, the Company is involved in litigation arising out of normal business operations. The Manhattan regional office of the IRS notified the Company following the completion of the 1996 tax season that it could not operate Company-owned offices in New York City during the 1997 and 1998 tax seasons due to certain violations related to the Company's compliance with the IRS' electronic filing identification number regulations during the 1996 tax season. The Company has adopted procedures to prevent these types of alleged violations from occurring in the future. This notification does not apply to any of the Company's franchised offices in this, or any other area. On May 29, 1997, the Company filed suit in the Circuit Court for the City of Norfolk against a former executive officer who is also a current franchisee seeking a declaratory judgment and injunctive relief arising out of alleged breaches of the former executive's severance agreement and the current franchisee's franchise agreements. On June 18, 1997, the former executive and current franchisee filed cross claims in the Circuit Court for the City of Norfolk against both the Company and Keith Alessi, the President and Chief Executive Officer of the Company, individually. The cross claims involve allegations of intentional interference with prospective business advantage, fraud, breach of contract, and various statutory and other violations. Each cross claim contains several counts and seeks unspecified compensatory damages in excess of $1.0 million punitive damages in the maximum amount allowed by law, and costs and attorneys' fees. The Company believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information Regarding Market Price. The Company's Common Stock has been listed on the Nasdaq National Market under the symbol "JTAX" since January 24, 1994. Prior to such time there was no public market for the Common Stock. The following table sets forth certain high and low sales prices of the Common Stock.
                                              Stock Price
                                              -----------
                                             High        Low
                                             ----        ---
Fiscal 1996:
     First quarter.........................  $5.25      $2.75
     Second quarter........................   4.00       2.75
     Third quarter.........................   3.75       2.25
     Fourth quarter........................   3.75       2.75

Fiscal 1997:
     First quarter.........................   6.50       3.25
     Second quarter........................   5.50       3.50
     Third quarter.........................   7.75       3.75
     Fourth quarter........................  11.25       6.50

         On July 28, 1997, there were 596 holders of record of the Common
Stock. The Company has never paid a dividend on its Common Stock, and the Company's credit facility with its primary lender prohibits the payment of any dividends without the lender's consent. See "Item 1. Business -- Risk Factors -- Absence of Payment of Cash Dividends."

         Sales of Unregistered Securities.

         1. Effective June 18, 1997, the Company exchanged 699,707 shares of its Common Stock for all of the then outstanding shares of the Company's Series A Convertible Preferred Stock in a tax free recapitalization. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 of Regulation D promulgated pursuant to the Securities Act ("Regulation D").

         2. On June 18, 1997, the Company's President, Chief Executive Officer, and Chairman of the Board exercised an employee stock option to purchase 46,226 shares of Common Stock in a transaction exempt under Section 4(2) of the Securities Act.

         3. On March 6, 1997, a former employee who held an option to purchase 70,790 shares of Common Stock exercised the option to purchase 33,000 of these shares in a transaction exempt from registration under Section 4(2) of the Securities Act. The employee had previously exercised the option with respect to 37,790 shares on August 19, 1996.

         4. On July 31, 1996, the Company exchanged 106,501 shares of Common Stock for all of the outstanding shares of common stock of Oden, Inc. This privately-negotiated transaction did not involve a public offering and was therefore exempt from registration under Section 4(2) of the Securities Act, as well as Rules 504, 505, and 506 of Regulation D.

Item 6.  Selected Consolidated Financial Data.

         The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended April 30, 1997. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for the five years ended April 30, 1997 have been derived from the Company's audited Consolidated Financial Statements. The Company's Consolidated Financial Statements as of April 30, 1996 and April 30, 1997, and for each of the years in the three-year period ended April 30, 1997, and KPMG Peat Marwick LLP's audit report with respect thereto have been included elsewhere in this Form 10-K. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Item 1. Business," "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                                        Years Ended April 30,

                                                                            1993       1994       1995       1996      1997
                                                                            ----       ----       ----       ----      ----
                                                                          (in thousands, except per share, office and fee data)

Consolidated Statements Of Operations Data:

Franchise revenues........................................................  $7,351    $10,502    $13,372    $14,128   $18,380
Bank product fees.........................................................   1,080      3,954      2,037      6,858     9,363
Tax return preparation fees, net..........................................   2,283      3,928      2,727      3,196     3,298
Miscellaneous income......................................................     127        256         79        834       391
                                                                            ------     ------     ------     ------    ------
         Total revenues...................................................  10,841     18,640     18,215     25,016    31,432

Selling, general and administrative expenses, including depreciation and
    amortization..........................................................   9,795     17,210     19,293     19,738    19,664
                                                                            ------     ------     ------     ------    ------
         Income (loss) from operations....................................   1,046      1,430     (1,078)     5,278    11,768

Other income, net.........................................................     335        677      2,469        543       861
Provision for income taxes................................................     494        680        539      1,525     4,210
Minority interest share of earnings.......................................     210        504         12      1,894     2,187
                                                                             -----      -----     ------     ------    ------
         Income before extraordinary item.................................     677        923        840      2,402     6,232

Extraordinary item........................................................      --         --        --         --     (1,248)
                                                                             -----      -----     ------     ------    ------

         Net income.......................................................     677        923        840      2,402     4,984

Dividends and accretion on Series A redeemable convertible preferred
     stock................................................................      --       (265)      (376)      (401)     (624)
                                                                             -----      -----     ------     ------    ------
         Net income attributable to common shareholders...................    $677       $658       $464     $2,001    $4,360
                                                                             =====      =====     ======     ======    ======




Income per Common Share:
Primary:
        Income before extraordinary item..................................   $0.18      $0.16      $0.11      $0.40     $1.22
        Net income........................................................   $0.18      $0.16      $0.11      $0.40     $0.95

Fully diluted:
        Income before extraordinary item..................................   $0.18      $0.16      $0.11      $0.40     $1.18
        Net income........................................................   $0.18      $0.16      $0.11      $0.40     $0.91

Weighted average shares outstanding.......................................   3,701      4,069      4,252      4,354     4,520

Other Operating Data:

Tax returns prepared(1)...................................................     404        570        618        722       875
Refund anticipation loans (RALs) provided(1)..............................     246        331        108        102       142
Accelerated check requests (ACRs) provided(1).............................      15         22        192        291       330
Franchised offices........................................................     546        742      1,087      1,246     1,296
Company-owned offices.....................................................      68        136        135         96        76
Average tax preparation fees per return(1)................................     $67        $69        $80        $92       $99



                                                                                              As Of April 30,
                                                                                              ---------------
                                                                            1993       1994       1995       1996      1997
                                                                            ----       ----       ----       ----      ----
                                                                                              (in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents.................................................  $2,033     $3,204     $1,416     $3,558    $6,324
Working capital...........................................................   1,841      3,691      2,682      4,719     5,983
Total assets..............................................................   8,915     14,991     24,892     25,956    28,160
Long-term debt............................................................   1,703      1,518      4,882      2,843     1,262
Redeemable convertible preferred stock....................................      --      2,783      2,876      3,278     3,236
Shareholders' equity......................................................   4,916      6,087      7,534      9,829    14,740


     (1) Includes Company-owned and franchised offices.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussions of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere in this Form 10-K. Yearly references contained throughout this Form 10-K refer to the Company's fiscal year ending on April 30.

Overview

         The Company is the second largest income tax preparation service in the United States with a 41 state network of 1,296 franchised and 76 Company-owned offices. Through the use of computers and proprietary interactive tax software, the Company is engaged in the business of computerized preparation and electronic filing of tax returns for a customer base comprised primarily of low to middle income individuals. The Company also offers Bank Products to customers through arrangements with several commercial banks.

         The Company operates in one industry segment with two lines of business: franchised and Company-owned offices. The Company derives revenues from franchise operations, Bank Product fees, and tax preparation fees generated by Company-owned offices. During 1997, the revenue mix was 58.5% franchise revenue, 29.8% Bank Product fees, and 10.5% Company-owned offices tax preparation fees.

         The Company's revenues are primarily dependent upon the successful operations of its franchise network. Franchise revenue is comprised of royalties and advertising fees, franchise fees, electronic filing fees, and other fees paid by franchisees. Pursuant to the Company's agreements with its franchisees, the Company receives royalties of 12% and advertising fees of 6% of revenues generated by the 1,296 franchised offices. The Company is required to utilize all advertising fees received from its franchisees on advertising programs. As a result, the Company's Consolidated Financial Statements reflect a corresponding expense related to these advertising costs, which is higher than the advertising fees received from franchisees due to additional Company marketing efforts. Franchise fees, net, and royalties and advertising fees generated from franchise operations represented 52.3% and 50.1% of the Company's total revenues during 1997 and 1996, respectively. Franchise fees presently consist of a one-time payment of $20,000 received from each franchisee upon the purchase of a Jackson Hewitt territory. Franchise fees received are reduced by the Company's accrual of 12% of such fees to the allowance for franchise fee refunds established by the Company to provide for terminations and rescissions of agreements with franchisees. Electronic filing fees represent fees received from franchisees in connection with the electronic filing of tax returns with the IRS. The Company currently charges a fee of $2.00 per return electronically filed by its franchised offices. Other revenues generated from the Company's franchise operations include supplemental income from the sale of computers, tax school manuals, and other supplies to franchisees.

         Revenues generated from Bank Products by the Company-owned and franchised offices have become an increasingly significant component of the Company's total revenues. Bank Product fees are generated when Jackson Hewitt customers purchase Bank Products from either Company-owned or franchised offices. During the 1997 tax season, Jackson Hewitt customers paid a $24 application fee ("Application Fee") and a document processing fee of approximately $25 ("Processing Fee") for each Bank Product purchased. In addition, customers who purchased a RAL also paid a fee equal to approximately 4% of the amount of the RAL ("RAL Fee"). A portion of the royalties received from franchisees is attributable to Processing Fees associated with the sale of Bank Products by franchised offices. In addition, depending upon the Company's arrangement with the commercial bank processing the Bank Product, the Company may receive a portion of the Application Fee paid to the bank by the customer in connection with the purchase of a Bank Product. Under the Company's fee agreements with certain commercial banks involved in the processing of Bank Products, the Company and the processing banks share the risks associated with such products through the establishment of a reserve for uncollectible funds from the fees generated by the sale of Bank Products. To the extent funds remain in the reserve, the portion of the reserve represented by the RAL Fees is subsequently distributed to franchisees. Funds remaining in the reserve after the distribution to franchisees are divided pursuant to the Company's fee sharing agreements with the processing banks. As a result, Bank Product fees reflected on the Company's Consolidated Statements of Operations are reduced by the minority interest share of earnings which is paid to the Company's commercial bank partner. The Company provided approximately 421,000 Bank Products pursuant to this program in 1997. Under an alternative fee arrangement with a different bank, the Company does not assume any risk associated with the Bank Products and is paid a referral fee by this bank. The Company provided approximately 51,000 Bank Products pursuant to this program in 1997. See "Item
1. Business -- The Tax Preparation Business -- Bank Products" and " -- Results of Operations -- 1997 Compared to 1996" below.

Results Of Operations

         The following table sets forth certain information regarding the Company's consolidated statement of operations as a percentage of total revenues:

                                                      Years Ended April 30,
                                                   1995       1996       1997
                                                   ----       ----       ----

Franchise revenues.............................     73.4%      56.5%      58.5%
Bank product fees..............................     11.2       27.4       29.8
Tax return preparation fees, net...............     15.0       12.8       10.5
Miscellaneous income...........................      0.4        3.3        1.2
                                                   -----      -----      -----

        Total revenues.........................    100.0      100.0      100.0
Selling, general, and administrative expenses..    100.8       73.8       58.1
Depreciation and amortization..................      5.1        5.1        4.4
                                                   -----      -----      -----

        Income (loss) from operations..........     (5.9)      21.1       37.5
Other income, net..............................     13.6        2.2        2.7
Provision for income taxes.....................     (3.0)      (6.1)     (13.4)
Minority interest share of earnings............     (0.1)      (7.6)      (7.0)
                                                   -----      -----      -----

        Income before extraordinary item.......      4.6        9.6       19.8
Extraordinary item.............................       --         --       (4.0)
                                                   -----      -----      -----

        Net income.............................      4.6%       9.6%      15.8%
                                                   =====      =====      =====

1997 Compared To 1996

         Total Revenues. The Company's total revenues were $31.4 million for 1997 compared to $25.0 million for 1996, an increase of $6.4 million or 25.6%. This increase was primarily attributable to an increase of $4.3 million in revenues generated by the Company's franchise operations and, to a lesser extent, as a result of an increase of $2.2 million in other sources of revenues as described below.

         Franchise revenues were $18.4 million for 1997 compared to $14.1 million for 1996, an increase of $4.3 million or 30.1%. This increase was primarily attributable to an increase of $3.4 million or 34.4% in royalties and advertising fees to $13.2 million in 1997 from $9.9 million in 1996. Royalties and advertising fees increased due to an increase in the number of tax returns prepared by franchised offices and an increase in the average tax preparation fee charged per customer to $99 in 1997 from $92 in 1996. The number of tax returns prepared by franchised offices was approximately 830,000 for 1997 compared to approximately 680,000 for 1996, an increase of approximately 150,000 or 22.1%. Franchise fees, net of the allowance for franchise fee refunds established by the Company to provide for terminations and rescissions of agreements with franchisees, were $3.2 million for 1997 compared to $2.7 million for 1996, an increase of $0.5 million or 19.5%. This increase was a result of increased franchise territory sales and the general financial success of the Company's franchisees which resulted in reduced anticipated franchisee terminations and rescissions. Electronic filing fees were $1.4 million for 1997 compared to $1.1 million for 1996, an increase of $0.3 million or 23.7%. This increase was the result of the Company's electronic filing of approximately 135,000 additional tax returns for franchisees during 1997.

         Bank Product fees were $9.4 million for 1997 compared to $6.9 million for 1996, an increase of $2.5 million or 36.5%. This increase was a result of the sale of approximately 137,000 additional Bank Products in 1997.

         Tax return preparation fees generated by Company-owned offices were $3.3 million for 1997 compared to $3.2 million for 1996, an increase of $0.1 million or 3.2%. This increase was primarily attributable to an increase in the number of tax returns prepared by these offices. The number of tax returns prepared by Company-owned offices was approximately 46,000 for 1997 compared to approximately 42,000 for 1996, an increase of approximately 4,000 or 9.5%.

         Miscellaneous income was $0.4 million for 1997 compared to $0.8 million for 1996, a decrease of $0.4 million or 53.2%. This decrease was primarily due to the Company's decision to terminate its unprofitable Copy, Pack and Ship operations during 1997.

         Selling, General, and Administrative Expenses. Selling, general, and administrative ("SG&A") expenses were $18.3 million for 1997 compared to $18.5 million for 1996, a decrease of $0.2 million or 1.1%. SG&A expenses related to corporate administrative functions increased $2.1 million primarily due to increased advertising expenses in conjunction with the Company's revised marketing strategy and increased payroll expenses. These increases were partially offset by a decrease in bad debt and legal costs of $0.8 million due to the improved financial performance of the Company's franchised offices. Field operation expenses decreased $2.3 million in 1997 as a result of the Company's decision to focus its resources on the geographic expansion of its tax preparation business and terminate its Copy, Pack & Ship operations during 1997.

         Other Income and Expenses, Net. Other income and expenses, net were $0.9 million for 1997 compared to $0.5 million for 1996, an increase of $0.3 million or 58.5%. Other income and expense fluctuations resulted from reductions in interest expense of $0.9 million primarily due to the elimination of the impact of warrants issued in 1996, a reduction in interest rates on the Company's credit facility, and reduced borrowings. This reduction in expenses was partially offset by a loss on the disposal of intangible assets and property and equipment of $0.1 million in 1997 compared to a gain of $0.6 million in 1996. These sales were part of the Company's efforts to restructure its offices.

         Minority Interest Share Of Earnings. The Company's wholly owned subsidiary, Hewfant Inc., owns a 65% interest in Refant Partnership L.P. ("Refant"). Refant processes Bank Products through agreements with two commercial banks, including First Republic Bank. First Republic Bank is a 35% partner in Refant. The minority interest share of earnings primarily consists of First Republic Bank's share of the earnings of Refant. For 1997, the minority interest share of earnings amounted to $2.2 million compared to $1.9 million in 1996, an increase of $0.3 million or 15.5%. The increase is primarily a result of Refant's sale of approximately 137,000 additional Bank Products in 1997.

         Extraordinary Item. The 1997 results include a charge of $1.2 million (or $0.27 per share) in the first quarter for an extraordinary item related to the Company's retirement of a stock purchase warrant obligation to its primary lender. In conjunction with the renewal of the Company's credit facility, on June 7, 1996, the Company agreed to repurchase the put option on all of the then outstanding stock purchase warrants held by the lender and redeem 572,549 of the 582,549 outstanding warrants for approximately $1.9 million. The Company financed this transaction using funds available under its credit facility.

         Provision For Income Taxes. The provision for income taxes was $4.2 million for 1997 compared to $1.5 million for 1996, an increase of $2.7 million. The Company's effective tax rate was 40.3% for 1997 compared to 38.8% for 1996.

         Net Income. Net income was $5.0 million (or $0.95 per share) for 1997 compared to $2.4 million (or $0.40 per share) for 1996, an increase of $2.6 million or 107.5%.

1996 Compared To 1995

         Total Revenues. The Company's total revenues were $25.0 million for 1996 compared to $18.2 million for 1995, an increase of $6.8 million or 37.3%. This increase was primarily attributable to an increase of $0.7 million in revenues generated by the Company's franchise operations and as a result of an increase of $6.1 million in other sources of revenues as described below.

         Franchise revenues were $14.1 million for 1996 compared to $13.4 million in 1995, an increase of $0.7 million or 5.7%. This increase was primarily attributable to an increase of $2.9 million or 42.5% in royalties and advertising fees to $9.9 million in 1996 from $6.9 million in 1995. Royalties and advertising fees increased due to increases in the number of tax returns prepared by franchised offices and increases in the average tax preparation fee charged per customer to $92 in 1996 from $80 in 1995. The number of tax returns prepared by franchised offices was approximately 680,000 for 1996 compared to approximately 569,000 for 1995, an increase of approximately 111,000 or 19.5%. Franchise fees, net of the allowance for franchise fee refunds, were $2.7 million in 1996 compared to $4.8 million in 1995, a decrease of $2.1 million or 43.7%. This decrease was primarily a result of the difficulty in attracting new franchisees following the 1995 tax season, during which changes in IRS policies adversely impacted the entire tax preparation industry, including the Company and its franchisees. In addition, the Company increased its allowance to cover anticipated franchisee terminations and rescissions. Electronic filing fees were $1.1 million for 1996 compared to $0.9 million in 1995, an increase of $0.2 million or 20.0%. This increase was a result of the Company's electronic filing of approximately 96,000 additional tax returns for franchisees during 1996.

         Bank Product fees were $6.9 million for 1996 compared to $2.0 million in 1995, an increase of $4.9 million or 236.7%. This increase was a result of the sale of approximately 131,000 additional Bank Products in 1996, which was primarily attributable to the Company's ability to provide Bank Products throughout the tax season as compared to the 1995 tax season when the Company's Bank Product program was terminated early in the tax season primarily due to a change in IRS policies regarding the payment of refunds attributable to the EIC. In addition, the Company restructured its Bank Product programs in 1996, which resulted in a higher percentage of fees charged to customers to reflect increased collection risks associated with the sale of Bank Products and higher fees received by the Company. See "Item 1. Business -- Risk Factors -- Adverse Impact of IRS Policies."

         Tax return preparation fees from Company-owned offices were $3.2 million for 1996 compared to $2.7 million for 1995, an increase of $0.5 million or 17.2%. This increase was primarily attributable to an increase in the average tax return preparation fee to $92 in 1996 from $80 in 1995. The number of tax returns prepared by those offices was approximately 42,000 for 1996 compared to approximately 45,000 for 1995, a decrease of approximately 3,000 or 6.7%.

         Miscellaneous income was $0.8 million for 1996 compared to $0.1 million for 1995, an increase of $0.7 million or 951.6%. This increase was primarily due to the operation of additional Copy, Pack and Ship stores in 1996 that had been opened at the end of the 1995 tax season.

         Selling, General, and Administrative Expenses. SG&A expenses were $18.5 million for 1996 compared to $18.4 million for 1995, an increase of $0.1 million or 0.6%. SG&A expenses related to corporate administrative functions decreased $0.5 million primarily due to reduced advertising expenses which were partially offset by an increase in bad debt expense resulting from increased franchisee terminations. These decreases were offset by an increase of $0.6 million related to increased costs associated with field offices due to the opening of the Copy, Pack and Ship stores in 1996. The Company began reducing its Copy, Pack and Ship operations in April 1996 in an effort to reduce the losses associated with these stores.

         Other Income and Expenses, Net. Other income and expenses, net, were $0.5 million for 1996 compared to $2.5 million for 1995, a decrease of $2.0 million or 78.0%. This decrease was primarily attributable to a decrease in the gain on sales of intangible assets and property and equipment of $1.2 million resulting from the sale of 87 Company-owned offices in 1995 compared to 35 Company-owned offices that were sold in 1996. Interest expense increased $1.3 million due to increased borrowings to finance the Company's seasonal needs, an increase of two percentage points in the interest rate paid to the Company's principal lender on amounts advanced under the credit facility, and the impact of the issuance of warrants to the Company's principal lender. This increase was partially offset by interest income which increased $0.5 million primarily resulting from interest earned on notes to franchisees.

         Minority Interest Share Of Earnings. The minority partner's share of the earnings of Refant was $1.9 million for 1996 compared to no earnings for 1995. During 1995, the Company did not offer any Bank Products through Refant due to the minority partner's decision not to assume the risk of nonpayment associated with RALs because of the change in policies announced by the IRS just prior to the beginning of the 1995 tax season. See "Item 1. Business -- Risk Factors -- Adverse Impact of IRS Policies."

         Provision For Income Taxes. The provision for income taxes was $1.5 million for 1996 compared to $0.5 million for 1995, an increase of $1.0 million. The Company's effective tax rate was 38.8% for 1996 compared to 39.1% for 1995.

         Net Income. Net income was $2.4 million (or $0.40 per share) for 1996 compared to $0.8 million (or $0.11 per share) for 1995, an increase of $1.6 million or 186.0%.

Seasonality And Quarterly Results Of Operations

         Given the seasonal nature of the tax preparation business, the Company has generated and expects to continue to generate substantially all of its revenues during January through April of each year. During 1997, the Company generated approximately 89% of its revenues during this period. The Company generally operates at a loss through the first three quarters of each fiscal year, during which it incurs costs associated with preparing for the upcoming tax season. During these quarters, the Company relies on revenues generated during the prior tax season and its credit facility to finance its operations. See " -- Liquidity and Capital Resources," "Item 1. Business -- Risk Factors -- Seasonality and Disaster Recovery Risks," and Note 15 of the Notes to the Consolidated Financial Statements.

         The following table presents certain unaudited quarterly consolidated statements of operations data for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for a full year.



                                                     Fiscal 1996                                        Fiscal 1997
                                                     -----------                                        -----------
                                                     Quarter Ended                                     Quarter Ended
                                        ------------------------------------------   ----------------------------------------------
                                        July 31,  Oct. 31,   Jan. 31,    April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,
                                         1995       1995       1996         1996       1996         1996       1997        1997
                                         ----       ----       ----         ----       ----         ----       ----        ----
                                          (in thousands, except per share data)    (in thousands, except per share data)

Net revenues.............................$   823    $1,318     $5,219     $17,656       $980       $1,216       $7,805   $21,431
Income (loss) before extraordinary item...(1,326)   (1,599)      (475)      5,802     (1,322)      (1,008)       1,184     7,378
Net income (loss).........................(1,326)   (1,599)      (475)      5,802     (2,570)      (1,008)       1,184     7,378
Earnings per common share:
Income (loss) before extraordinary item..$ (0.33)   $(0.32)    $(0.11)      $1.16     $(0.32)      $(0.24)       $0.24     $1.54
Net income (loss)........................  (0.33)    (0.32)     (0.11)       1.16      (0.59)       (0.24)        0.24      1.54


         The Company experiences significant quarterly fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Common Stock. Results of operations may fluctuate as a result of a variety of factors, including the highly seasonal nature of the Company's business, competitive conditions in the industry, and general economic conditions. As a result, the Company's revenues are difficult to forecast, and the Company believes that quarter to quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is possible that the Company's results of operations, including quarter to quarter results, will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Common Stock. See "Item 1. Business -- Risk Factors -- Fluctuations in Quarterly Operating Results."

Liquidity And Capital Resources

         The Company's revenues have been, and are expected to continue to be, highly seasonal. As a result, the Company must generate sufficient cash during the tax season, in addition to its available bank credit facility, to fund its operations in the following off-season. Operations in the off-season are primarily focused on the sale of franchises and preparation for the upcoming tax season.

         In May 1997, the Company's primary lender renewed the Company's credit facility through June 30, 1999. Under terms of the amended credit agreement (the "Credit Agreement"), amounts available under the facility vary from $2.0 million to $8.0 million. The amount available is $2.0 million until July 1, 1997, after which the amount available increases in successive $1.0 million increments over one and two month periods until the maximum of $8.0 million is reached for the peak tax season months of January and February 1998. The amount available under the Credit Agreement then falls to $2.0 million for the period March 1998 through June 1998 before again increasing in $1.0 million increments until the maximum available of $8.0 million is reached in January and February 1999. In addition, the Company is required to have a zero balance for a 30 day period between March 1, 1998 and July 31, 1998 and between March 1, 1999 and June 30, 1999. Borrowings under the credit facility bear interest at the 30 day LIBOR rate plus 2.5%. The Company's obligations under the Credit Agreement are collateralized by substantially all of the Company's assets. The Credit Agreement also requires the Company to meet certain financial ratios and contains certain restrictive covenants, including covenants limiting transactions with affiliates, the incurrence of additional debt, and the payment of dividends on the Company's Common Stock. The Credit Agreement is renewable upon expiration of the initial term on an annual basis for one year terms. The Credit Agreement also includes a $975,000 term loan made in connection with a mortgage held by the lender on the Company's corporate headquarters. See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.

         Cash flows from the Company's operating, investing, and financing activities for 1997 and 1996 are disclosed in the Company's Consolidated Statements of Cash Flows included in the Consolidated Financial Statements included elsewhere herein. In 1997, the Company generated $9.2 million in its operating activities as compared to the $5.9 million generated in 1996. This change was attributable to the increase in income before extraordinary item in 1997 as compared to 1996. The Company generated $2.0 million from its investing activities in 1997 as compared to $1.1 million in 1996. This increase was primarily attributable to an approximately $0.3 million increase in franchise note collections, an approximately $0.3 million decrease in notes receivable financing of franchisees, and a net decrease of approximately $0.3 million in purchases of property and equipment and intangible assets.

         The Company's financing activities for 1997 utilized $8.4 million in cash as compared to the $4.8 million utilized in 1996. This difference was primarily attributable to a distribution to the minority interest partner in a consolidated partnership of $4.0 million. This distribution related to amounts owed to the minority partner for both the 1996 and 1997 tax seasons, which were both paid during 1997. The remainder of the increase was attributable to a decrease in net repayments of indebtedness of $2.8 million, which were partially offset by the payment of preferred stock dividends of $0.7 million and the repurchase of stock purchase warrants totaling $1.9 million. Working capital at April 30, 1997, was $6.0 million as compared to $4.7 million at April 30, 1996. The increase in working capital was attributable to the increase in current assets partially offset by the increase in taxes payable on the Company's improved earnings in 1997.

         The Company's total current assets at April 30, 1997 were $13.9 million as compared to $11.2 million at April 30, 1996. The increase resulted primarily from an increase in cash of $2.7 million. Total receivables decreased $0.9 million due to repayments of notes receivables from franchisees and the implementation of more stringent credit guidelines regarding the extension of credit to franchisees. The notes receivable from franchisees are generally two to five years in duration and are due in annual installments of principal and interest on February 28 of each year. These notes generally bear interest at rates between 10% and 12%, are secured by the underlying franchise and are personally guaranteed by the individual owners of each franchise.

         During 1997, the Company acquired customer lists and other assets from 31 franchisees for a total purchase price of $2.4 million. As consideration for these acquisitions, the Company paid the franchisees cash of $0.3 million and issued notes payable of $0.3 million while canceling notes receivable of $1.8 million.

         Based on the Company's ability to generate working capital through its operations, net proceeds from the Company's stock offering scheduled to close in early August, 1997, and the amount available under its credit facility, the Company believes these sources will provide sufficient liquidity and financial resources to meet the Company's obligations for 1998. Management estimates it will require approximately $8.0 million to fund its off-season capital needs in 1998. To the extent the Company completes any acquisitions, it may require additional debt or equity financing to meet its capital needs.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the United States standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces primary EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS, unlike primary EPS, excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Statement 128 is effected for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. See Note 17 of the Notes to the Consolidated Financial Statements for further discussion of the impact of implementation of this standard.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and  Supplementary Data.

         The Company's Consolidated Financial Statements and the Notes thereto are included in Exhibit 99.1. For quarterly financial information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Results of Operations."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

         The information required by Part III (Items 10, 11,12, and 13) has been incorporated herein by reference to the Company's 1997 Proxy Statement, as set forth below, in accordance with Instruction G(3) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant.

         Information relating to directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1 of this Form 10-K.

Item 11.  Executive Compensation.

         Information regarding compensation of officers and directors of the Company will be set forth in the section entitled "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information regarding ownership of certain of the Company's securities will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions with the Company will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements and Schedules: Included in this Form 10-K as Exhibits 99.1 and 99.2.

                  (2)     Exhibits:  The exhibits listed on the  accompanying
Exhibit Index are filed or incorporated by reference as part of this Form 10-K and the Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K:  None.

                                   Signatures

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Virginia Beach, Commonwealth of Virginia, on July 25, 1997.

                                            JACKSON HEWITT INC.

                                            By:/s/ Keith E. Alessi
                                               -------------------------
                                               President, Chairman and
                                               Chief Executive Officer



         In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.


               Signature                                   Title                             Date
               ---------                                   -----                             ----
/s/ Keith E. Alessi                      Chairman of the Board, Chief Executive      July 25, 1997
---------------------------------        Officer, President, Director
Keith E. Alessi

/s/ Harry W. Buckley                     Director                                    July 25, 1997
---------------------------------
Harry W. Buckley

/s/ Harry S. Gruner                      Director                                    July 25, 1997
---------------------------------
Harry S. Gruner

/s/ Michael E. Julian Jr.                Director                                    July 25,1997
---------------------------------
Michael E. Julian

/s/ William P. Veillette                 Director                                    July 25, 1997
---------------------------------
William P. Veillette

/s/ Christopher Drake                    Secretary, Treasurer, Chief Financial       July 25, 1997
---------------------------------        Officer (Principal Financial Officer and
Christopher Drake                        Principal Accounting Officer)



                                EXHIBIT INDEX

                                                                                                                     SEQUENTIAL
EXHIBIT NO.                                               DESCRIPTION                                               PAGE NUMBER
-----------   ---------------------------------------------------------------------------------------------------   ------------
      3.1     Articles of Incorporation of the Company, as amended. (Incorporated by reference to the                    *
              Registrant's Form 10-SB, Commission File No. 0-22324, as amended, previously filed with the
              Commission on August 31, 1993).
      3.2     Amended and Restated Bylaws of the Company. (Incorporated by reference to the Registrant's                 *
              Registration Statement on Form S-1, Commission File No. 333-30439, previously filed with the
              Commission on June 30, 1997.)
      4.1     Form of Specimen Common Stock Certificate. (Incorporated by reference to the Registrant's Form
              10-SB, Commission File No. 0-22324, as amended, previously filed with the Commission on August
              31, 1993.)
      4.2     Terms of the 6% Convertible Notes. (Incorporated by reference to the Registrant's Form 10-SB,              *
              Commission File No. 0-22324, as amended, previously filed with the Commission on August 31, 1993).
      4.3     Series A Convertible Preferred Stock Purchase Agreement, dated August 19, 1993, between the                *
              Company, John T. Hewitt and certain Investors. (Incorporated by reference to the Registrant's Form
              10-SB, Commission File No. 0-22324, as amended, previously filed with the Commission on August 31,
              1993).
      4.4     Registration Rights Agreement, dated August 19, 1993, between the Company and certain Investors.           *
              (Incorporated by reference to the Registrant's Form 10-SB, Commission File No. 0-22324, as amended, previously filed with the Commission on August 31, 1993).
      4.5     Stockholders Agreement, dated August 19, 1993, between the Company, John T. Hewitt and certain             *
              Investors. (Incorporated by reference to the Registrant's Form 10-SB, Commission File No. 0-22324,
              as amended, previously filed with the Commission on August 31, 1993).
     10.1     Master License Agreement, dated October 15, 1988, between the Company and Montgomery Ward & Co.,           *
              Incorporated, and extension letter agreement, dated June 8, 1993. (Incorporated by reference to the
              Registrant's Form 10-SB, Commission File No. 0-22324, as amended, previously filed with the
              Commission on August 31, 1993).

                                                                                                                     SEQUENTIAL
EXHIBIT NO.                                               DESCRIPTION                                               PAGE NUMBER
-----------   ---------------------------------------------------------------------------------------------------   ------------
     10.2     Second Amendment to Partnership Agreement of Refant Partners, dated June 30, 1994, between Republic        *
              Service, Inc. and Hewfant, Inc. (Incorporated by reference to the Registrant's Form 10-QSB,
              Commission File No. 0-22324, previously filed with the Commission on September 13, 1994).
     10.3     Loan Agreement, dated November 4, 1994, between the Company and Republic Bank. (Incorporated by            *
              reference to the Registrant's Form SB-2, Commission File No. 0-22324, as amended, previously filed with the Commission on December 5, 1994.)
     10.4     1994 Long Term Incentive Plan. (Incorporated by reference to the Registrant's Form SB-2, Commission        *
              File No. 33-94162, previously filed with the Commission on June 30, 1995.)
     10.5     Lease dated September 23, 1994, between the Company and Wal-Mart Stores, Inc. (Incorporated by             *
              reference to the Registrant's Form SB-2, Commission File No. 33-94162, previously filed with the
              Commission on June 30, 1995.)
     10.6     First Amendment, dated October 31, 1994, to the Stock Purchase Agreement, the Registration Rights          *
              Agreement and the Stockholders Agreement, each dated August 19, 1993, between the Company, John T.
              Hewitt, GeoCapital, II, L.P., GeoCapital III, L.P., Stephen J. Bachmann and Charles Federman.
              (Incorporated by reference to the Registrant's Form SB-2, Commission File No. 33-94162, previously filed with the Commission on June 30, 1995.)
     10.7     Warrant Agreement, dated October 17, 1995, between the Company and NationsBank, N.A. (Incorporated         *
              by reference to the Registrant's 10-KSB/A previously filed with the Commission on December 18,
              1995.)
     10.8     Warrant Certificate, dated October 18, 1995, between the Company and NationsBank, N.C.                     *
              (Incorporated by reference to the Registrant's 10-KSB/A previously filed with the Commission on
              December 18, 1995.)
     10.9     First Amendment to Master Shopping Center Lease Agreement, dated January 29, 1996, between Wal-Mart        *
              Stores, Inc. and Jackson Hewitt Inc. (Incorporated by reference to the Registrant's 10-QSB previously filed with the Commission on March 18, 1996.)
     10.10    Renewal of Master License Agreement, July 12, 1996, between Montgomery Ward & Co., Incorporated and        *
              Jackson Hewitt Inc. (Incorporated by reference to the Registrant's 10-KSB previously filed with the
              Commission on July 29, 1996.)
     10.11    Second Amendment to Master Shopping Center Lease Agreement, dated May 15, 1996, between Wal-Mart           *
              Stores, Inc. and Jackson Hewitt Inc. (Incorporated by reference to the Registrant's 10-KSB previously filed with the Commission on July 29, 1996.)
     10.12    First Amendment to Warrant Agreement, dated June 7, 1996, between Jackson Hewitt Inc. and                  *
              NationsBank, N.A. (Incorporated by reference to the Registrant's 10-KSB previously filed with the
              Commission on July 29, 1996.)
     10.13    Agreement of Sale, dated June 10, 1996, between Jackson Hewitt Inc. and Refant Partners.                   *
              (Incorporated by reference to the Registrant's 10-KSB previously filed with the Commission on July
              29, 1996.)
     10.14    Business Loan Agreement, dated June 10, 1996, between Jackson Hewitt Inc. and Republic Bank.               *
              (Incorporated by reference to the Registrant's 10-KSB previously filed with the Commission on July
              29, 1996.)
     10.15    Release and Settlement Agreement, dated December 9, 1996, by and between Jackson Hewitt Inc. and           *
              John T. Hewitt. (Incorporated by reference to the Registrant's 10-QSB previously filed with the
              Commission on January 31, 1997)
     10.16    John T. Hewitt's Promissory Note for $1,276,057 dated December 1, 1996. (Incorporated by reference         *
              to the Registrant's 10-QSB previously filed with the Commission on January 31, 1997.)
     10.17    Stock Pledge Agreement, dated December 1, 1996, by and between Jackson Hewitt Inc. and John T.             *
              Hewitt. (Incorporated by reference to the Registrant's 10-QSB previously filed with the Commission on January 31, 1997.)
     10.18    Mutual Release Agreement, dated December 31, 1996, by and between Jackson Hewitt Inc. and Susan            *
              Ventresca. (Incorporated by reference to the Registrant's 10-QSB previously filed with the
              Commission on January 31, 1997.)
     10.19    Form Franchise Offering Circular, June 1997. (Incorporated by reference to the Registrant's                *
              Registration Statement on Form S-1, Commission File No. 333-30439, previously filed with the
              Commission on June 30, 1997.)
     10.20    Employment Agreement, dated May 29, 1997, between Jackson Hewitt Inc. and Keith E. Alessi.                 *
              (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File
              No. 333-30439, previously filed with the Commission on June 30, 1997.)

                                                                                                                     SEQUENTIAL
EXHIBIT NO.                                               DESCRIPTION                                               PAGE NUMBER
-----------   ---------------------------------------------------------------------------------------------------   ------------
     10.21    Amended and Restated Credit Agreement dated May 30, 1997, between Jackson Hewitt Inc. and                  *
              NationsBank, N.A. (Incorporated by reference to the Registrant's Registration Statement on Form
              S-1, Commission File No. 333-30439, previously filed with the Commission on June 30, 1997.)
     10.22    Recapitalization Agreement, dated as of June 18, 1997, between Jackson Hewitt Inc., Geocapital II,         *
              L.P., Geocapital III, L.P., JMI Equity Fund, L.P., Charles Federman, and Stephen Bachman.
              (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission File
              No. 333-30439, previously filed with the Commission on June 30, 1997.)
     10.23    Agreement of Purchase and Sale dated July 1, 1997, between Susan E. Ventreson and Jackson Hewitt,          *
              Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Commission
              File No. 333-30439, previously filed with the Commission on July 11, 1997.)
   **10.24    Asset Purchase and Service Agreement, dated July 15, 1997, between the Company and Resource Bank.
     11       Computation of per share earnings. (Incorporated by reference to the Registrant's Registration             *
              Statement on Form S-1, Commission File No. 333-30439, previously filed with the Commission on June
              30, 1997.)
     21       Subsidiaries of the Registrant. (Incorporated by reference to the Registrant's Registration                *
              Statement on Form S-1, Commission File No. 333-30439, previously filed with the Commission on June
              30, 1997.)
   **23.1     Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.                                *
   **27       Financial Data Schedule.
   **99.1     Financial Statements.                                                                                      *
   **99.2     Financial Statement Schedule -- Schedule II, Valuation and Qualifying Accounts                             *


---------------
  * In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.
 ** Filed herewith.