Form 10-K405/A
period 1997-04-30
JACKSON HEWITT INC
filed 1997-08-28
CIK 840346

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-K/A

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
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 22, 1997: $165,663,601.


          The number of shares outstanding of each of the issuer's classes of common stock as of August 22, 1997: 6,611,810.

                      DOCUMENTS INCORPORATED BY REFERENCE


         References in this Form 10-K/A to the "Company" refer to Jackson Hewitt Inc. and its subsidiaries and references to "Jackson Hewitt" refer to the Company and the Company's system of franchised offices. Yearly references throughout this Form 10-K/A refer to the Company's fiscal year ending on April
30. References to the term "tax season" throughout this Form 10-K/A refer to the period from January through April of each fiscal year. For a discussion of certain risks associated with the Company's business operations, see "Item 1. Business -- Risk Factors."

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

Risk Factors

         The specific factors set forth below, as well as the other information included in this Form 10-K/A, should be considered carefully. All statements and information herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward-looking statements may be identified by the use of words such as "believe," "anticipate," and "expect," and concern, among other things, the Company's expansion plans with respect to franchised offices; the Company's ability to expand its network of Company-owned offices profitably; the Company's intention to improve operating efficiencies; the Company's intention to improve Jackson Hewitt's brand name identity; the Company's plans to expand its existing customer base and market share; the Company's expectations regarding future demand for electronic filing services and Bank Products; the Company's ability to adapt its business to changes in IRS policies; and the Company's ability to offer Bank Products under programs that adequately protect the Company from undue risk. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company's business, financial condition, and results of operations. These factors include: competitive pressures, economic conditions, governmental regulation and policies, changes in consumer spending, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document.

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

         Dependence On Banks For RALS And ACRS; Underwriting Risks. A substantial portion of the Company's profitability is dependent upon its ability to sell Bank Products to its customers. During 1997, fees associated with Bank Products totaled $9.4 million, or 29.8% of the Company's total revenues. The Company is currently providing Bank Products under risk sharing and limited risk arrangements with three commercial banks. Certain of these agreements are subject to termination by the bank upon the occurrence of certain events, including changes in applicable law or regulations which adversely affect the offering of Bank Products. Given the uncertainties associated with IRS policies, including those affecting Bank Products, no assurance can be given as to how these fee arrangements will be structured in the future, whether the Company will be able to continue to negotiate acceptable fee arrangements with these or other banks, or that the Company will continued to be able to otherwise offer Bank Products to Jackson Hewitt's customers. If for any reason the Company were unable to enter into acceptable Bank Product agreements with banks, its business, financial condition, and results of operations would be materially adversely affected. In addition, in those Bank Product programs in which the Company shares the risks and benefits associated with making RALs, the Company's operations could be materially and adversely affected if the applicable underwriting criteria prove to be insufficient and result in a higher than anticipated level of losses associated with RALs. See " -- Adverse Impact of IRS Policies" and " -- The Tax Preparation Business -- Bank Products."

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

Recent Development

         On August 5, 1997, the Company closed a public offering in which 1,322,500 shares of common stock were sold by the Company at a public Offering price of $21.25 per share. The net proceeds to the Company in the offering were approximately $25.8 million. In the offering, certain shareholders of the Company also sold an aggregate of 178,945 shares of common stock at a price of $21.25 per share.



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

         Based on the Company's ability to generate working capital through its operations, net proceeds from the Company's stock offering that closed on August 5, 1997, and the amount available under its credit facility, the Company believes these sources will provide sufficient liquidity and financial resources to meet the Company's obligations for 1998. See "Item 1. Business--Recent Development." Management estimates it will require approximately $8.0 million to fund its off-season capital needs in 1998. To the extent the Company completes any acquisitions, it may require additional debt or equity financing to meet its capital needs.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant.




     The following table sets forth certain information concerning the Company's directors and executive officers.

                                                                                                                     DIRECTOR
                              NAME                                 AGE                    POSITION                    SINCE
----------------------------------------------------------------   ---    ----------------------------------------   --------
Keith E. Alessi.................................................   42     Director, Chairman, President, and Chief     1996
                                                                            Executive Officer
Harry W. Buckley(1),(2).........................................   52     Director                                     1997
Harry S. Gruner(1),(2)..........................................   38     Director                                     1995
Michael E. Julian, Jr.(1),(2)...................................   46     Director                                     1997
William P. Veillette(1),(2).....................................   37     Director                                     1993
Christopher Drake...............................................   48     Secretary, Treasurer, and Chief
                                                                          Financial Officer
Martin B. Mazer.................................................   35     Vice President of Franchise Development
                                                                            and Corporate Offices
Kelly A. Wagner.................................................   31     Vice President of Operations
Leslie A. Wood..................................................   32     Vice President of Technology

---------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

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

     HARRY W. BUCKLEY was President and Chief Executive Officer of H&R Block Tax Service, Inc., a subsidiary of H&R Block, from 1988 until 1995, at which time he resigned. Mr. Buckley served H&R Block in various capacities for 28 years.

     HARRY S. GRUNER is a General Partner of JMI Equity Fund, a private equity investment partnership, a position he has held since November 1992. From August 1986 to October 1992, Mr. Gruner was employed by Alex. Brown & Sons Incorporated and was a principal at the time of his departure. Mr. Gruner is also a director of Brock International, Inc., a developer, marketer, and supporter of software systems, The META Group, Inc., a syndicated information technology research company, Hyperion Software, Inc., a financial software company, V-One Corporation, a security software company, Optika Imaging, Inc., an imaging software company, and numerous privately held companies. See " -- Special Contractual Right to Nominate Director."

     MICHAEL E. JULIAN, JR. is the President and Chief Executive Officer of Jitney-Jungle Stores of America, Inc. ("Jitney Jungle"), a regional supermarket chain in Mississippi, a position he has held since March 1997. Prior to that time, Mr. Julian was employed by Farm Fresh and FF Holdings, serving as Executive Vice President and Chief Operating Officer in 1987, as Chief Executive Officer from 1988 until 1997, and as President from 1992 until 1997. Mr. Julian has served as a director of Jitney Jungle since March 1996.

     WILLIAM P. VEILLETTE is a District Manager for Otis Elevator Company, a position he has held since 1992. From 1990 until 1992, he was an Account Manager for Otis Elevator Company and from 1988 until 1990 he was a Development Associate for the Trammell Crow Company.

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

TERMINATED CONTRACTUAL RIGHT TO NOMINATE DIRECTOR

     Pursuant to the Recapitalization Agreement, the Company continued to be obligated to use its best efforts to fix the number of directors of the Company at between five and seven and to cause at least one nominee of the former holders of Company preferred stock to be recommended to the shareholders eligible to vote thereon for election as a director at all meetings of shareholders, or consents in lieu thereof, for such purpose. The obligation of the Company to recommend a nominee of the former holders of Company preferred stock to serve as a director of the Company has now terminated, however, as the Company recently completed a "qualified public offering." A qualified public offering was defined in contractual agreements between the Company and the former preferred stockholders as an underwritten public offering of shares of the Company's Common Stock in which the Company's net proceeds, after deducting underwriters' discounts and commissions and offering expenses, equal or exceed $15.0 million and in which the public offering price per share equals or exceeds $17.82. The Company's recently closed public offering exceeded each of these standards; accordingly the Company is no longer required to recommend a nominee of the former holders of the Company's preferred stock for election as a director. See "Item 1. Business--Recent Development."

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established Audit and Compensation Committees. The Audit Committee is empowered by the Board of Directors to, among other things, recommend the firm to be employed by the Company as its independent auditor and to consult with such auditor regarding audits and the adequacy of internal accounting controls. The Compensation Committee makes recommendations to the Board of Directors as to, among other things, the compensation of the Chief Executive Officer and designated other members of senior management, as well as new compensation and awards under the Company's 1994 Long-Term Incentive Plan.

DIRECTORS' COMPENSATION

     The Company pays outside directors $6,000 per year and reimburses all of the directors' expenses relating to their activities as directors. Outside directors also receive initial grants and automatic annual option grants under the Company's Non-Employee Director Stock Option Plan pursuant to a pre-determined formula. Employee directors do not receive additional compensation for service on the Board of Directors or its committees. See "Stock Option Plans."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Mr. Buckley, Mr. Gruner, Mr. Julian, and Mr. Veillette, none of whom are current or former officers or employees of the Company or any of its subsidiaries. There are no compensation committee interlocks.




Item 11.  Executive Compensation.




     The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during the years ended April 30, 1997, 1996, and 1995, to its current Chairman, President, and Chief Executive Officer, its former President and Chief Executive Officer, and other current and former executive officers of the Company whose combined salary and bonus exceeded $100,000 in 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                        NUMBER OF
                                                                                        SECURITIES
                                                           ANNUAL COMPENSATION(1)       UNDERLYING
                                                          ------------------------       OPTIONS           ALL OTHER
         NAME AND PRINCIPAL POSITION             YEAR     SALARY ($)     BONUS ($)        (#)(2)        COMPENSATION ($)
---------------------------------------------    ----     ----------     ---------     ------------     ----------------
Keith E. Alessi..............................    1997      $ 153,461     $ 130,000        268,065(4)        $     --
  Chairman, President, and Chief                 1996             --            --         10,000(5)           3,500(6)
  Executive Officer(3)

Martin B. Mazer..............................    1997         73,425        41,250          4,000                650(7)
  Vice President of Franchise                    1996         71,134         3,912          2,000                 --
  Development and Corporate                      1995         67,191            --          1,000                 --
  Offices

John T. Hewitt...............................    1997         75,932            --             --            227,514(9)
  Former President and                           1996        107,858       115,000         20,000                 --
  Chief Executive Officer(8)                     1995        200,299            --         13,000                 --

Thomas P. Czaplicki..........................    1997         66,501        41,250          6,500              1,565(7)
  Former Vice President                          1996         39,316        15,000             --                 --
  of Corporate Development(10)

---------------
(1) Does not include perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officers.
(2) Granted pursuant to the Company's 1994 Long-Term Incentive Plan unless otherwise indicated.
(3) Mr. Alessi became President and Chief Executive Officer in June 1996. He was appointed to the Board of Directors in January 1996.
(4) Mr. Alessi exercised 46,226 of these options in June 1997 at an exercise price of $4.81 per share. See " -- Employment Agreement."
(5) Granted pursuant to the Non-Employee Director Stock Option Plan when Mr. Alessi was a non-employee director.
(6) Represents director fees paid prior to Mr. Alessi's employment with the Company.
(7) Represents matching contributions made by the Company pursuant to its 401(k) Plan.
(8) Mr. Hewitt resigned as President and Chief Executive Officer of the Company in September 1996.
(9) Represents cancellation of indebtedness to the Company in the amount of $115,827 and non-competition payments in the amount of $111,687 in connection with Mr. Hewitt's resignation from the Company. See "Certain Transactions."
(10) Mr. Czaplicki joined the Company in June 1995 and resigned in March 1997.

     The following table provides a summary of compensation related stock options granted to the Named Executive Officers during 1997.

                  STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

                                                       NUMBER OF      PERCENT OF
                                                       SECURITIES    TOTAL OPTIONS
                                                       UNDERLYING     GRANTED TO      EXERCISE OR
                                                        OPTIONS      EMPLOYEES IN     BASE PRICE                         GRANT DATE
                        NAME                            GRANTED       FISCAL YEAR       ($/SH)       EXPIRATION DATE      VALUE(1)
----------------------------------------------------   ----------    -------------    -----------    ----------------    ----------
Keith E. Alessi.....................................     268,065          69.0%          $4.81       June 17, 2006(2)    $1,065,140
Martin B. Mazer.....................................       4,000           1.0            5.75         May 1, 2006(3)        15,217
Thomas P. Czaplicki.................................       6,500           1.7            5.75         May 1, 2006(3)        24,728

---------------
(1) Value determined using the Black Scholes Option-Pricing Model with the following weighted average assumptions: no dividend yield, expected volatility of 73%, risk free interest rate of 6.69%, and expected life of 10 years in the case of Mr. Alessi's options and six years in the case of Messrs. Mazer's and Czaplicki's options. The actual value, if any, that may be realized on the options will depend on the excess of the stock price over the exercise price on the date the option is exercised. Accordingly, there can be no assurance that the value realized on the options will be at or near the value estimated by the Black-Scholes Model.
(2) The options vest in four equal, annual increments commencing June 18, 1997 and ending June 18, 2000. Each increment expires June 17, 2006.
(3) The options vest in five equal, annual increments commencing May 1, 1997 and ending May 1, 2001. Each increment expires five years after vesting.

     The following table sets forth information for the Named Executive Officers concerning stock option exercises during 1997 and unexercised options held as of April 30, 1997.

                  OPTION EXERCISES AND FISCAL YEAR-END OPTION

                                                                                                        VALUE OF
                                                                                                       UNEXERCISED
                                                                                                         IN THE
                                                                                                          MONEY
                                                                                                       OPTIONS AT
                                                                         NUMBER OF SECURITIES            FISCAL
                                                                    UNDERLYING UNEXERCISED OPTIONS      YEAR- END
                                                                        AT FISCAL YEAR-END (#)           ($)(1)
                             SHARES ACQUIRED                        ------------------------------     -----------
            NAME               ON EXERCISE       VALUE REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE
--------------------------------------------     --------------     -----------      -------------     -----------
Keith E. Alessi..............      4,000           $    5,560(2)           0            274,065          $     0
Martin B. Mazer..............         --                   --            400              5,600            2,650(4)
Thomas P. Czaplicki..........         --                   --              0              6,500(6)             0


            NAME               UNEXERCISABLE
-----------------------------  -------------
Keith E. Alessi..............   $ 1,468,355(3)
Martin B. Mazer..............        28,100(5)
Thomas P. Czaplicki..........        28,438(7)

---------------
(1) The closing sale price of the Company's Common Stock on the Nasdaq National Market on April 30, 1997 was $10.125 per share.
(2) Represents difference between exercise price of $2.86 per share and closing sale price of Company's Common Stock on the Nasdaq National Market on date of exercise.
(3) Represents 6,000 options exercisable at $2.86 per share and 268,065 options exercisable at $4.81 per share.
(4) Exercisable at $3.50 per share.
(5) Represents 1,600 options exercisable at $3.50 per share and 4,000 options exercisable at $5.75 per share.
(6) Pursuant to Mr. Czaplicki's severance arrangement with the Company, all stock options previously granted to Mr. Czaplicki will continue to vest in annual increments after the termination of his employment.
(7) All 6,500 options are exercisable at $5.75 per share.

EMPLOYMENT AGREEMENT

     Mr. Alessi is employed as the Company's President and Chief Executive Officer under an employment agreement dated May 29, 1997 ("Alessi Employment Agreement"). The Alessi Employment Agreement expires on June 18, 1999. Mr. Alessi is paid an annual salary of $250,000 and is eligible to receive a bonus of up to $137,500 per year if certain performance objectives established by the Board of Directors are met. The Alessi Employment Agreement includes a covenant not to compete with the Company throughout the United States or solicit customers, franchisees, and employees of the Company for a period of two years following termination of such agreement, and imposes certain non-disclosure obligations on Mr. Alessi with respect to the Company's confidential and proprietary information. The Company may terminate the Alessi Employment Agreement at any time, without cause, upon 30 days notice to Mr. Alessi. Upon such termination, the Company is required to pay Mr. Alessi $250,000 over a one-year period. In addition, in the event of Mr. Alessi's termination without cause, any unvested increment of Mr. Alessi's option shares that would have vested on the succeeding June 18 will be deemed to have vested and be available for exercise, along with all other then vested options in accordance with the post-termination provisions of the Company's 1994 Long Term Incentive Plan described below.

     In addition, upon being named President and Chief Executive Officer, Mr. Alessi received an option to purchase 268,065 shares of Common Stock, which on the grant date represented 5% of the fully diluted Common Stock of the Company ("Alessi Option"). The exercise price for the Alessi Option is $4.81, which was the average closing sale price of the Company's Common Stock over the 20 trading days preceding the grant date. The Alessi Option consists of 83,160 incentive stock options and 184,905 non-qualified stock options, which become exercisable in four equal, annual increments commencing June 18, 1997.

STOCK OPTION PLANS

     In 1994, the Board of Directors of the Company adopted, and shareholders approved, the 1994 Long-Term Incentive Plan (the "Incentive Plan") pursuant to which officers and other key employees of the Company are eligible to receive options to purchase Common Stock and other awards as described below. The maximum number of shares of Common Stock that may be issued pursuant to awards under the Incentive Plan is 698,000 (subject to anti-dilution adjustments).

     The Incentive Plan is administered by the Compensation Committee. The Compensation Committee has the discretion to select the individuals to receive awards and to grant such awards and has a wide degree of flexibility in determining the terms and conditions of awards. Subject to limitations imposed by applicable law, the Board of Directors of the Company may amend or terminate the Incentive Plan at any time and in any manner. However, no such amendment or termination may affect a participant's rights under an award previously granted under the Incentive Plan without his or her consent.

     Awards under the Incentive Plan may be in the form of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, performance shares, and restricted stock, either separately or in such combination as the Compensation Committee may in its discretion deem appropriate. Under the terms of the Incentive Plan, subject to certain conditions, all outstanding awards vest and become exercisable immediately prior to a "change of control" of the Company. A change of control is defined to encompass different types of significant corporate transactions, including reorganizations and mergers, acquisitions of 20% of the Company's Common Stock, or a change in the composition of at least two-thirds of the membership of the Company's Board of Directors over a two year period, other than by reason of death, or the acquisition of at least 5% of the Company's Common Stock if such acquisition is not approved by the Board of Directors. The Incentive Plan remains in effect until all awards under the Incentive Plan have been satisfied by the issuance of shares of Common Stock or the payment of cash. As of July 29, 1997, options to purchase up to 418,869 shares of Common Stock were outstanding under the Incentive Plan.

     In 1996, the Board of Directors of the Company adopted, and shareholders approved, the Non-Employee Director Stock Option Plan ("Director Plan") pursuant to which non-employee directors of the Company are eligible to receive non-qualified stock options pursuant to a formula that grants any new directors options to purchase 10,000 shares and existing directors 2,000 shares upon their re-election each year. Each of these awards vests in increments over five years. Option awards granted pursuant to the Director Plan vest automatically in the event of death, permanent and total disability, or retirement (as defined in the Director Plan) of the director or a change in control or potential change in control of the Company, as defined in such plan. The terms change in control and potential change in control have the meaning similar to those discussed above with respect to the Incentive Plan. As of July 29, 1997, options to purchase up to 42,400 shares of Common Stock were outstanding under the Director Plan.

     Pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), directors, executive officers, and 10% shareholders of the Company are generally liable to the Company for repayment of any profits realized from any non-exempt purchase and sale of Common Stock occurring within a six-month period. Rule 16b-3 promulgated under the Exchange Act provides an exemption from Section 16(b) liability for certain transactions by officers or directors that comply with such rule.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.




     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of August 22, 1997, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each person shown in the table below is determined under the rules of the Securities and Exchange Commission (the "Commission"), and such information is not necessarily indicative of beneficial ownership for any other purpose.

                                                 BENEFICIAL OWNERSHIP(1)
                   NAME OF                       ------------------------
             BENEFICIAL OWNER(2)                   NUMBER      PERCENT
---------------------------------------------      -------     -------
Keith E. Alessi..............................       96,016       1.5%
Harry W. Buckley.............................        2,000(3)      *
Harry S. Gruner(4)...........................      243,735(5)    3.8
Michael E. Julian, Jr........................       12,000(3)      *
William P. Veillette.........................      138,562(6)    2.2
Paul Grunberg(7).............................      355,882(8)    5.6
Geocapital Partners(9).......................      455,370(10)   7.1
Martin B. Mazer..............................        2,050(11)     *
John T. Hewitt(12)...........................      174,434       2.7
Thomas P. Czaplicki(13)......................       31,118(14)     *
All directors and executive officers as a
  group (9 persons)..........................      505,463       7.8

---------------
  * Indicates ownership of less than one percent.
(1) Unless otherwise noted, sole voting and dispositive power is possessed with respect to all shares of Common Stock shown.
(2) Unless otherwise noted, the address of each of the foregoing is c/o the Company at 4575 Bonney Road, Virginia Beach, Virginia 23462.
(3) Represents options to purchase 2,000 shares of Common Stock that were granted pursuant to the Company's Director Plan.
(4) Mr. Gruner's address is 1119 St. Paul's Street, Baltimore, Maryland 21202.
(5) Includes 233,235 shares owned by JMI Equity Fund, L.P. ("JMI Equity"). Mr. Gruner is a general partner of JMI Equity, and he has shared voting and investment power with respect to such shares.
(6) Includes (i) 29,300 shares owned jointly by Mr. William Veillette and his wife, Tracy Veillette; (ii) 12,310 shares owned jointly by Mr. William Veillette and his sister, Sally Veillette; (iii) 12,310 shares owned jointly by Mr. William Veillette and his sister, Jeanne Bowerman; (iv) 50,000 shares owned by the Veillette Family Trust, of which Mr. William Veillette shares voting and investment powers; and (v) 265 shares owned jointly by Mr. William Veillette and his son, Peter J. Veillette. Also includes options to purchase 4,400 shares of Common Stock granted pursuant to the Director Plan. Does not include (i) 3,487 shares owned individually by Mr. Veillette's wife, Tracy Veillette, or (ii) 5,000 shares owned jointly by Tracy Veillette and Susan Veillette.

(7)  Mr. Grunberg's address is Route #2, Box 171, Valatie, New York 12184.
(8) Does not include 105,273 shares owned individually by Mr. Grunberg's wife. Mr. Grunberg disclaims beneficial ownership of these shares.
(9) Geocapital Partners' address is 2115 Linwood Street, Fort Lee, New Jersey 07024.
(10) Consists of 222,134 shares held of record by Geocapital II, L.P. and 233,236 shares held of record by Geocapital III, L.P. The sole general partner of Geocapital II, L.P., Softven Management, L.P., of which Stephen
     J. Clearman, Irwin Lieber, James Harrison, and BVA Associates are general partners, exercises voting and investment power with respect to the shares held by Geocapital II, L.P. The sole general partner of Geocapital III, L.P., Geocapital Management, L.P., of which Stephen J. Clearman, Lawrence
     W. Lepard, Richard A. Vines, and BVA Associates III are general partners, exercises voting and investment power with respect to the shares held by Geocapital III, L.P.
(11) Includes options to purchase 1,600 shares of Common Stock that were granted pursuant to the Incentive Plan.
(12) Mr. Hewitt's address is 2532 San Marco Court, Virginia Beach, Virginia
     23456.
(13) Mr. Czaplicki's address is 4907 Rambling Rose Place, Tampa, Florida 33624.
(14) Includes options to purchase 1,300 shares of Common Stock granted pursuant to the Incentive Plan.


Item 13.  Certain Relationships and Related Transactions.




                              CERTAIN TRANSACTIONS

     On July 11, 1994, the Company sold certain assets related to its operation of a Company-owned office in Chesapeake, Virginia to Chestax Company, 50% of which is owned by Christopher Drake, the Company's Secretary, Treasurer, and Chief Financial Officer. The purchase price of $272,764 was equal to approximately 120% of the gross revenues of the Jackson Hewitt office as of April 30, 1994, was paid for by Mr. Drake's delivery of an 11%, five-year promissory recourse note to the Company, and was calculated on terms comparable to those of similar transactions with non-affiliates. The Company's gain on the sale of these assets was $89,490. As of April 30, 1997, the unpaid balance of the promissory note was $109,106. The Company believes that the foregoing transaction was consummated on terms consistent with those that would apply to transactions with non-affiliates in similar circumstances.

     The Company's Consolidated Financial Statements reflect a $1.3 million stock subscription receivable which was due from the Company's former Chairman of the Board of Directors, John T. Hewitt. On September 9, 1996, Mr. Hewitt resigned his position with the Company effective immediately. Mr. Hewitt resigned from the Company's Board of Directors in December 1996. On December 12, 1996, Mr. Hewitt executed a $1.3 million promissory note, which represented all amounts then due the Company, including accrued interest, other than the $99,000 obligation referred to below. This recourse note bore interest at 6.9% per year and required Mr. Hewitt to make monthly interest payments and to repay the principal amount in one lump sum on April 30, 1999. To secure this note, Mr. Hewitt pledged 145,050 shares of the Company's Common Stock to the Company, and granted the Company a proxy to vote this stock until his obligation is repaid in full. On July 14, 1997, Mr. Hewitt prepaid this obligation in full by delivering 82,327 of the pledged shares to the Company. The closing sale price of the Company's Common Stock on July 14, 1997, was $15.50 per share. The Company has agreed to release the remaining 62,723 pledged shares to Mr. Hewitt and cancelled the 82,327 shares. In return for 29 monthly payments of $22,337 each by the Company to Mr. Hewitt, Mr. Hewitt also executed a covenant not to compete with the Company in the United States through April 30, 1999, and agreed not to solicit Company employees, conduct a solicitation of proxies, or disparage the Company or its officers and directors during the same period. In addition, the Company forgave a $99,000 (plus accrued interest) obligation of Mr. Hewitt to the Company, which would have been due and payable on April 30, 1997. See "Recent Developments."

     In December 1996, the Company entered into a binding letter of intent with Susan Ventresca, a former franchisee and director of the Company, to purchase her franchised territories and all related assets (the "Territories") at the end of the 1997 tax season. Ms. Ventresca resigned from the Board of Directors in December 1996 and the transaction closed in June 1997. The terms of the agreement allowed the Company to audit Ms. Ventresca's franchise operations for the one-year period ended April 30, 1997, to determine the purchase price of the Territories. The purchase price was determined based on a formula equal to the lesser of (i) six times the cash flow (defined as earnings before interest, taxes, depreciation and amortization) of the Territories or (ii) 120% of the gross revenues of the Territories, plus $40,000 (which represents the value of two additional territories held by Ms. Ventresca) minus all outstanding debt to the Company. All payments on Ms. Ventresca's outstanding notes receivable due to the Company on February 28, 1997 were deferred until the closing of the transaction. This formula resulted in a net payment to Ms. Ventresca of $241,289. The Company believes that the foregoing transactions with Ms. Ventresca were consummated on terms consistent with those that would apply to transactions with non-affiliates in similar circumstances.

     On July 3, 1997, the Company completed a tax-free recapitalization transaction with the Preferred Shareholders pursuant to which the Company exchanged 699,707 shares of Common Stock for the 504,950 outstanding Shares of Series A Stock. The Preferred Shareholders include Geocapital II, L.P. and Geocapital III, L.P., two affiliated partnerships which collectively own in excess of 5% of the Company's issued and outstanding stock, and JMI Equity Fund, L.P., of which Harry Gruner, a director of the Company, is a general partner. See "Recent Developments" and "Principal and Selling Shareholders."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Documents filed as part of this report.

                  (1) Financial Statements and Schedules: Included in this Form 10-K/A as Exhibits 99.1 and 99.2.

                  (2)     Exhibits:  The exhibits listed on the  accompanying
Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A and the Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K:  None.

                                   Signatures



         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Virginia Beach, Commonwealth of Virginia, on August 28, 1997.

                                            JACKSON HEWITT INC.

                                            By:/s/ Keith E. Alessi
                                               -------------------------
                                               Keith E. Alessi, President,
                                               Chairman and Chief Executive
                                               Officer



         In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.


               Signature                                   Title                             Date
               ---------                                   -----                             ----
/s/ Keith E. Alessi                      Chairman of the Board, Chief Executive      August 28, 1997
---------------------------------        Officer, President, Director
Keith E. Alessi

/s/ Harry W. Buckley                     Director                                    August 28, 1997
---------------------------------
Harry W. Buckley

/s/ Harry S. Gruner                      Director                                    August 28, 1997
---------------------------------
Harry S. Gruner

/s/ Michael E. Julian Jr.                Director                                    August 28, 1997
---------------------------------
Michael E. Julian, Jr.

/s/ William P. Veillette                 Director                                    August 28, 1997
---------------------------------
William P. Veillette

/s/ Christopher Drake                    Secretary, Treasurer, Chief Financial       August 28, 1997
---------------------------------        Officer (Principal Financial Officer and
Christopher Drake                        Principal Accounting Officer)



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

     10.24    Asset Purchase and Service Agreement, dated July 15, 1997, between the Company and Resource Bank
              (Incorporated by reference to the Registrant's 10-K previously filed with the Commission on
              July 29, 1997).

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