Form 10-Q
period 1997-07-31
JACKSON HEWITT INC
filed 1997-09-11
CIK 840346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-22324


                               JACKSON HEWITT INC.
             (Exact name of registrant as specified in its charter)


        Virginia                                                 54-1349705
(State of organization)                        (IRS Employer Identification No.)

                4575 Bonney Road, Virginia Beach, Virginia 23462
                     (Address of principal executive office)

                                 (757) 473-3300
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date:   6,638,315

                               JACKSON HEWITT INC.
                          Quarterly Report on Form 10-Q



                                Table of Contents


PART I         FINANCIAL INFORMATION                                                                         PAGE
   Item 1.     Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of April 30, 1997 and
                    July 31, 1997 (unaudited)..............................................................   3

                    Condensed Consolidated Statements of Operations for the Three Months Ended
                    July 31, 1996 and 1997 (unaudited).....................................................   5

                    Condensed Consolidated Statement of Shareholders' Equity for the Three Months
                    Ended July 31, 1997 (unaudited)........................................................   6

                    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                    July 31, 1996 and 1997 (unaudited)......................................................  7

                    Notes to Condensed Consolidated Financial Statements....................................  9

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........ 13




PART II        OTHER INFORMATION - none

Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------
Jackson Hewitt Inc.


                                                                   April 30, 1997                   July 31, 1997
                                                                ---------------------       -------------------------
                            Assets                                                                (unaudited)
Current assets:
      Cash and cash equivalents                                           $6,323,586                      $5,409,456
      Receivables (notes 2 and 7):
           Trade accounts                                                  2,861,567                       1,062,299
           Notes receivable, current portion                               4,588,006                       3,881,824
           Interest                                                          412,064                         508,837
           Allowance for doubtful accounts                                (1,203,599)                     (1,296,216)
                                                                ---------------------       -------------------------
                          Total receivables, net                           6,658,038                       4,156,744
                                                                ---------------------       -------------------------

      Prepaid expenses and supplies                                          247,778                         518,716
      Deferred income taxes                                                  644,000                         879,000
                                                                ---------------------       -------------------------

                          Total current assets                            13,873,402                      10,963,916
                                                                ---------------------       -------------------------

Property and equipment, at cost:
      Property and equipment                                               4,330,470                       4,543,582
      Computer software                                                      917,119                       1,015,817
                                                                ---------------------       -------------------------
                                                                           5,247,589                       5,559,399

      Less accumulated depreciation and amortization                       2,572,084                       2,784,835
                                                                ---------------------       -------------------------
                                                                           2,675,505                       2,774,564
                                                                ---------------------       -------------------------

Intangible assets, net:
      Customer lists, net                                                  2,006,820                       2,797,025
      Other, net                                                             444,102                         524,196
                                                                ---------------------       -------------------------
                                                                           2,450,922                       3,321,221
                                                                ---------------------       -------------------------

Notes receivable, less current portion (notes 2 and 7)                     8,759,779                       6,887,920
Assets held for sale                                                          54,408                          54,201
Assets held under contractual agreements                                     313,849                         378,994
Other assets                                                                  31,912                          43,062
                                                                ---------------------       -------------------------


                                                                         $28,159,777                     $24,423,878
                                                                =====================       =========================

--------------------------------------------------------------------------------
Jackson Hewitt Inc.




                                                                       April 30, 1997                   July 31, 1997
                                                                    ---------------------       -------------------------
Liabilities, Redeemable Convertible Preferred Stock                                                   (unaudited)
      and Shareholders' Equity
Current liabilities:
      Current installments of notes payable                                     $606,465                        $583,677
      Convertible notes                                                          762,750                         747,550
      Current installments of capital lease obligations                          618,385                         533,475
      Accounts payable and other liabilities                                   1,924,580                       2,432,175
      Accrued payroll and related liabilities                                    879,996                         572,946
      Income taxes payable                                                     2,793,027                          63,161
      Deferred franchise fees                                                    305,370                         507,053
                                                                    ---------------------       -------------------------
                          Total current liabilities                            7,890,573                       5,440,037

Notes payable, excluding current installments                                  1,028,106                         144,028
Capital lease obligations, excluding current installments                        233,819                         138,473
                                                                    ---------------------       -------------------------
                                                                               1,261,925                         282,501

Deferred credits:
      Income taxes                                                               893,000                         675,000
      Minority interest                                                          137,690                         155,706
                                                                    ---------------------       -------------------------
                          Total liabilities                                   10,183,188                       6,553,244
                                                                    ---------------------       -------------------------


SeriesA redeemable convertible preferred stock,
  no par value; 1,000,000 shares
      authorized; 504,950 shares issued
      and outstanding as of April 30, 1997 (note 6)                            3,236,443                               -

Shareholders' equity (notes 5, 6 and 8):
      Common stock, $.02 par value; 10,000,000
       shares authorized; 5,255,193
         shares as of July 31, 1997 and 4,589,647 shares as of
         April 30, 1997  issued and outstanding                                   91,793                         105,104
      Additional capital                                                       7,798,996                      11,961,808
      Retained earnings                                                        8,125,414                       5,803,722
      Stock subscription receivable                                           (1,276,057)                              -
                                                                    ---------------------       -------------------------

                          Shareholders' equity                                14,740,146                      17,870,634

Commitments, contingencies and subsequent                                              -                               -
      event (note 8)
                                                                    ---------------------       -------------------------


                                                                             $28,159,777                     $24,423,878
                                                                    =====================       =========================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------
For the three months ended July 31, 1996 and 1997


                                                                                Three months ended
                                                                     1996                         1997
                                                                    ---------------------------------------------
                                                                                               (Unaudited)

Revenue                                                                    $979,941                   $2,161,967
Selling, general and administrative expenses                              3,055,793                    3,471,323
                                                                    ----------------     ------------------------

                 Loss from operations                                    (2,075,852)                  (1,309,356)
                                                                    ----------------     ------------------------

Other income (expenses):
      Interest income                                                       458,902                      504,804
      Interest expense                                                     (320,594)                     (77,697)
      Gain (loss) on disposals of intangible assets
           and property and equipment, net                                  (15,211)                     240,455
      Minority interest                                                     (14,937)                     (18,016)
                                                                    ----------------     ------------------------
                                                                    ----------------     ------------------------
                                                                            108,160                      649,545
                                                                    ----------------     ------------------------

                 Loss before provision for income taxes
                       and extraordinary item                            (1,967,692)                    (659,811)

Income tax benefit                                                         (645,815)                    (237,000)
                                                                    ----------------     ------------------------

                 Net loss before extraordinary item                      (1,321,877)                    (422,811)

Extraordinary item                                                       (1,248,388)                           -
                                                                    ----------------     ------------------------

                 Net loss                                                (2,570,265)                    (422,811)

Dividends and accretion accrued on Series A redeemable
   convertible preferred stock                                             (103,066)                           -
Charge for induced conversion of Series A redeemable
   convertible preferred stock (note 6)                                           -                   (1,898,881)
                                                                    ----------------     ------------------------

                 Net loss attributable to common shareholders           ($2,673,331)                 ($2,321,692)
                                                                    ================     ========================


Net loss per common share:

                 Net loss before extraordinary item                          ($0.32)                      ($0.46)
                                                                    ================     ========================
                 Net loss                                                    ($0.59)                      ($0.46)
                                                                    ================     ========================

Weighted average shares outstanding                                       4,408,056                    4,832,945
                                                                    ================     ========================

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------
Jackson Hewitt Inc.
For the three months ended July 31, 1997



                                                                Common Stock
                                            -----------------------------------------              Additional         Retained
                                                           Shares              Amount                Capital          Earnings
                                            --------------------------------------------------------------------------------------

Balance at April 30, 1997                               4,589,647          $91,793                  $7,798,996         $8,125,414
                                            --------------------------------------------------------------------------------------

Exercise of stock options,
  including tax benefit of $86,684                         48,166              963                     315,893                -

Charge for induced conversion of
     preferred stock  (note 6)                            699,707           13,994                   5,121,330         (1,898,881)

Prepayment of stock subscription
  receivable (note 5)                                     (82,327)          (1,647)                 (1,274,410)               -

Net loss                                                      -                   -                         -            (422,811)
                                            --------------------------------------------------------------------------------------

Balance at July 31, 1997                                5,255,193         $105,104                 $11,961,808         $5,803,722
                                            ======================================================================================





                                                         Stock                        Total
                                                      Subscription                 Shareholders'
                                                       Receivable                      Equity
                                           -------------------------------------------------------
Balance at April 30, 1997                             ($1,276,057)                  $14,740,146
                                           -------------------------------------------------------

Exercise of stock options,
     including tax benefit of $86,684                    -                              316,856

Charge for induced conversion of
     preferred stock  (note 6)                           -                            3,236,443

Prepayment of stock subscription receivable
  (note 5)                                              1,276,057

Net loss                                                 -                             (422,811)
                                           -------------------------------------------------------

Balance at July 31, 1997                                -                             $17,870,634
                                           =======================================================



See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Jackson Hewitt Inc.
For the three months ended July 31, 1996 and 1997

                                                                                         Three months ended

                                                                               1996                          1997
                                                                            ------------------------------------------------
                                                                                                   (Unaudited)

Net Cash used in Operating Activities                                             ($6,082,683)                  ($3,241,480)

Cash Flows from Investing Activities:
Payments received from franchisees                                                     36,706                       137,883
Purchases of customer lists and other assets                                               -                       (794,305)
Proceeds from sales of customer lists and other assets                                     -                        230,560
Purchases of property and equipment                                                  (113,758)                     (300,712)
                                                                            ------------------------------------------------

                          Net cash used in investing activities                       (77,052)                     (726,574)
                                                                            ------------------------------------------------

Cash Flows from Financing Activities:
Net borrowings under lines of credit                                                4,438,924                           -
Repayments of long-term debt                                                          (44,278)                   (1,012,066)
Proceeds from long-term debt                                                          452,500                           -
Repayments of obligations under capital leases                                       (139,915)                     (180,256)
Exercise of stock options, including tax benefit                                             -                      316,856
Retirement of stock purchase warrant obligation                                    (1,875,967)                          -
Proceeds from sale of notes receivable                                                       -                    3,929,390
                                                                            ------------------------------------------------

                          Net cash provided by financing activities                 2,831,264                     3,053,924
                                                                            ------------------------------------------------

Net decrease in cash and cash equivalents                                          (3,328,471)                     (914,130)
Cash and cash equivalents at beginning of quarter                                   3,557,861                     6,323,586
                                                                            ------------------     -------------------------

Cash and cash equivalents at end of quarter                                          $229,390                    $5,409,456
                                                                            ==================     =========================


See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
For the three months ended July 31, 1996 and 1997

Supplemental Information for Noncash Investing and Financing Activities:

During the three months ended July 31, 1996 and 1997, the Company acquired certain assets from franchisees as follows:

                                                     Three months ended

                                              1996                1997
                                             ----------------------------------
                                              (Unaudited)

Fair value of assets purchased               $656,511        $1,422,845
Receivables forgiven                         (651,625)         (533,540)
Notes payable issued                                -           (90,000)
Lease obligations assumed                      (4,886)           (5,000)
                                            ==========     =============
Cash paid to seller                                 -          $794,305
                                            ==========     =============

During the three months ended July 31, 1996 and 1997, the Company sold certain assets to franchisees as follows:

                                      Three months ended

                                   1996                1997
                                 -----------------------------
                                         (Unaudited)

Book value of assets sold         $13,024            $265,431
Franchise fee revenue                  -              120,000
Gain on sale                        2,976              36,778
Deferred gain on sale                  -                2,591
Notes issued                      (16,000)           (194,240)
                                 =========     ===============
Cash received                          -             $230,560
                                 =========     ===============


During the three months ended July 31, 1996 and 1997, the stock subscription receivable increased $29,052 and $18,240 respectively, for the accrual of interest.

On July 31, 1996, the Company acquired all of the outstanding stock of Oden, Inc., a franchisee, in exchange for 106,501 shares, net of shares retired, of Jackson Hewitt common stock.

During the three months ended July 31, 1997, the holders of the Company's Series A Convertible Preferred Stock exchanged all of their preferred stock for 699,707 shares of the Company's common stock.

During the three months ended July 31, 1997, the stock subscription receivable was repaid with 82,327 shares of the Company's common stock. The shares were subsequently canceled by the Company.

See accompanying notes to condensed consolidated financial statements.

                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  July 31, 1997

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Jackson Hewitt Inc. annual report on Form 10-K for the year ended April 30, 1997.

2.  Notes Receivable

At July 31, 1997, the Company had an investment in notes and related interest receivable of approximately $903,000 which had recorded values that exceeded the fair value of the underlying collateral by approximately $126,000. In addition, the Company had trade accounts receivable due from these business partners of approximately $77,000 at July 31, 1997. The Company has reflected an allowance of $203,000 for this impairment in the accompanying consolidated balance sheet. Activity in the allowance for doubtful accounts for the three months ended July 31, 1997 is summarized as follows:

                                                     Year to Date
                                                 -----------------
Beginning balance                                      $1,203,599
Additions charged to expense                              372,692
Write-offs                                              (280,075)
                                                 -----------------
Ending balance                                         $1,296,216
                                                 =================


The Company's average investment in impaired notes receivable during the three months ended July 31, 1997 was approximately $903,000. Interest income related to these notes of approximately $25,000 has been included in the accompanying consolidated statements of operations.

3.  Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effects of stock options and warrants. The Company's convertible notes are excluded from the calculation of net loss per common share because they are not common stock equivalents.

                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (continued)

4.  Acquisition of Franchise Assets

During the three months ended July 31, 1997, the Company acquired the customer lists and other assets of 7 Jackson Hewitt franchises for a total purchase price of $1,422,845. The Company gave the franchise owners cash of $794,305, canceled notes and accounts receivable of $533,540, gave the previous owners notes totaling $90,000, and assumed lease obligations totaling $5,000 to complete these transactions.

The purchase price is allocated among the assets acquired based on the relative fair value of the underlying assets. The portion allocated to customer lists is generally based on a percentage of gross revenue generated by the respective franchises. The purchase price was allocated among the assets purchased as follows:


Customer lists                                        $1,271,003
Other intangible assets, primarily goodwill              116,842
Property and equipment                                    27,000
Amounts charged against allowance
        for doubtful accounts                              8,000
                                                 ----------------
Total                                                 $1,422,845
                                                 ================


5.  Stock Subscription Receivable

The stock subscription receivable reflected in the Company's Consolidated Financial Statements at April 30, 1997 was due from the Company's former Chairman of the Board of Directors, John T. Hewitt. Mr. Hewitt had pledged 145,050 shares of the Company's common stock as collateral for the note. On July 14, 1997, Mr. Hewitt prepaid this obligation in full by delivering 82,327 of the pledged shares to the Company. The closing sale price of the Company's Common Stock on July 14, 1997 was $15.50 per share. The Company has agreed to release the remaining 62,723 pledged shares to Mr. Hewitt and cancel the 82,327 shares.

6.  Redeemable Convertible Preferred Stock

On July 3, 1997, the Company completed a tax-free recapitalization transaction with the holders ("Preferred Shareholders") of the 504,950 outstanding shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"). The effective date of this transaction was June 18, 1997, the date the parties substantially agreed to the terms. In this tax-free recapitalization transaction, the Preferred Shareholders exchanged all of their Series A Stock for 699,707 shares of Common Stock. The Preferred Shareholders include Geocapital II, L.P. and Geocapital III, L.P., two affiliated partnerships which collectively own in excess of 5% of the Company's issued and outstanding stock, and JMI Equity Fund, L.P., of which Harry Gruner, a director of the Company, is a general partner.

                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (continued)

7.  Sale of Notes Receivable

On July 15, 1997, the Company sold approximately $3.9 million of franchisee notes receivable to a commercial bank at face value for cash. The Company will continue to collect all payments on the notes in accordance with the terms and provisions on the face of the notes and forward all funds to the commercial bank. The Company will receive a servicing fee of 2% of all amounts collected on the notes on April 15 of each year. The Company assumes limited recourse on the notes in the event that a franchisee fails to make payment within 30 days of the due date of such payment or the franchisee files bankruptcy or ceases to exist as a franchisee.

8.  Subsequent Event

On August 5, 1997, the Company sold 1,322,500 shares of stock through a public offering for net proceeds of approximately $26 million. The net proceeds of the offering eliminated the Company's dependence on its credit facility, which was canceled in August 1997. The net proceeds will be used for working capital and general corporate purposes, including possible expansion of Company-owned offices and possible acquisitions of complementary businesses or product lines. Although the Company has no specific agreements or plans with respect to such acquisitions, it is exploring a number of strategic alternatives in an effort to enhance shareholder value. Pending such uses, the Company intends to invest the balance of the net proceeds in short-term investment grade securities.

9.  Effect of Unadopted Accounting Standard

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (Statement
128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee
(IASC). It will replace Primary EPS and Fully Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computations to the numerator and denominator of the Diluted EPS computation.

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

                               Jackson Hewitt Inc.

        Notes to Condensed Consolidated Financial Statements (continued)

9.  Effect of Unadopted Accounting Standard (continued)

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. The following table summarizes the pro forma EPS data of the Company as if Statement 128 had been adopted for all periods presented.

                                           Three Months Ended July 31,
                                              1996           1997
                                          ------------ ----------
Basic EPS
   Income before extraordinary item           ($0.32)    ($0.48)
   Extraordinary Item                         ($0.29)          -
                                          ------------ ----------
   Net income                                 ($0.61)    ($0.48)
                                          ============ ==========

Diluted EPS
    Income before extraordinary item          ($0.30)    ($0.46)
    Extraordinary Item                        ($0.31)          -
                                          ------------ ----------
   Net income                                 ($0.61)    ($0.46)
                                          ============ ==========

                               JACKSON HEWITT INC.
            Management's Discussion & Analysis of Financial Condition
                             & Results of Operations

In addition to historical information, this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements as a result of certain factors. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.


Seasonality

         Historically, the Company has generated substantially all of its revenue during January through April of each year. During fiscal 1997, the Company generated 89% of its revenue during this period. Therefore, the Company historically operates at a loss during the first three quarters of each fiscal year, during which it incurs costs associated with preparing for the following tax season.

Results of Operations

         Total revenues. The Company's total revenues for the first three months of 1998 rose 120.6% to $2.2 million compared to $1.0 million for the first three months of 1997 (all references in this section of the discussion are to the Company's first quarter of its fiscal year). The increase in the total revenues in 1998 as compared to 1997 is primarily a result of a $1.1 million increase in total franchise fee revenue net of the allowance for refunds to $1.6 million for 1998 from $0.5 million during the same period in 1997. The Company recognized 118 franchise territory sales in the first three months of 1998 compared with the 18 recognized in 1997. This increase resulted primarily from management's decision to begin the franchise marketing earlier in the year and to make refinements in it's marketing message. The Company believes that demand for franchise territories has been strengthened in part as a result of the successful 1997 tax season.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 13.6% to $3.5 million for 1998 from $3.1 million for 1997. SG&A expenses increased $0.4 million in corporate administrative functions primarily due to increased payroll and franchise sales commissions.

         Other income and expenses, net. Other income and expense increased to $0.6 million in 1998 from $0.1 million in 1997. The increase is primarily attributable to a $0.2 million decrease in interest expense related to loan discount amortization recorded in 1997 associated with warrants issued in fiscal 1996 to the Company's primary lender and a $0.3 million increase in the gain on sales of intangible assets and property and equipment in 1998 as compared to 1997.


         Net loss. Net losses before extraordinary item for the first three months of 1998 was $0.4 million down from $1.3 million before extraordinary item in 1997. During the first three months of 1998, the Company incurred a $1.9 million charge to net loss attributable to a transaction in which the former holders of the Company's Series A Preferred Stock converted their holdings into common stock. The effect of this non-recurring charge on the net loss per share was ($0.37), resulting in an increase in the net loss per share before extraordinary item from ($0.32) in 1997 to ($0.46) in 1998. Net losses after the non-recurring charge and extraordinary item were $2.3 million or ($0.46) per share, in 1998 and $2.7 million or ($0.59) per share, in 1997.









Liquidity and Capital Resources

         The Company's revenues have been, and are expected to continue to be, highly seasonal. Operations in the off-season are primarily focused on the sale of franchises and preparation for the upcoming tax season. On August 5, 1997 the Company completed a public offering ("the Offering") of 1,322,500 shares of stock resulting in net proceeds to the Company of approximately $26 million. The proceeds are adequate to fund the Company's off-season cash needs and will enable the Company to expand its tax preparation business. In July 1997, the Company completed a sale of approximately $3.9 million in notes receivables to a local bank at face value. Management has used the proceeds from these transactions to reduce outstanding indebtedness and has invested the remaining proceeds in short term investment grade securities.

         Cash flows from the Company's operating, investing, and financing activities for the first quarters of fiscal 1998 and 1997 are disclosed in the accompanying Condensed Consolidated Statements of Cash Flows. In the first quarter of 1998, the Company used $3.2 million in its operating activities as compared to the $6.1 million used in the first quarter of 1997. This decrease was primarily attributable to the decrease in the net loss in the first quarter of 1998 as compared to the first quarter of 1997 and from reductions in outstanding trade accounts receivables due to payments.

         The Company used $0.7 million in its investing activities in the first quarter of fiscal 1998 as compared to $0.1 million in the same period in 1997. This increase was primarily attributable to an approximately $0.8 million increase in purchases of property and equipment and intangible assets. This was partially offset by a $0.1 million increase in payments received from franchises.

          The Company's financing activities for the first quarter of 1998 provided $3.1 million in cash as compared to the $2.8 million provided in the first quarter of 1997. During the first quarter of 1998 the Company sold $3.9 million of notes receivable and repaid $1.0 million in long term debt. During the first quarter of 1997 the Company borrowed $4.9 million from banks and repurchased stock purchase warrants from its primary lender for $1.9 million.

         During the three months ended July 31, 1997, the Company acquired customer lists and other assets from 7 franchisees for a total purchase price of $1.4 million. As consideration for these acquisitions, the Company paid the franchisees cash of $0.8 million and issued notes payable of $0.1 million while canceling notes receivable of $0.5 million.

          Based on the Company's ability to generate working capital through its operations and the $26.0 million in net proceeds generated by the Offering, the Company has sufficient liquidity and financial resources to meet its obligations for fiscal 1998. Management estimates it will require approximately $8.0 million to fund its fiscal 1998 off-season capital needs.


                                    SIGNATURE


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        Jackson Hewitt Inc.


                                        By /s/ Christopher Drake
                                        ------------------------------
                                          Christopher Drake
                                          Secretary, Treasurer &
                                          Chief Financial Officer




September 9, 1997