Form 10-Q
period 1997-10-31
JACKSON HEWITT INC
filed 1997-12-15
CIK 840346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:  6,665,022





                               JACKSON HEWITT INC.
                          Quarterly Report on Form 10-Q



                                Table of Contents



PART I       FINANCIAL INFORMATION                                                                           PAGE

   Item 1.   Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and
                  October 31, 1997  (unaudited)..............................................................3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months
                  Ended October 31, 1996 and 1997 and the Six Months Ended October 31, 1996 and 1997 ........5


                  Unaudited Condensed Consolidated Statement of Shareholders' Equity for the Six
                            Months Ended October 31, 1997....................................................6

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months  Ended
                  October 31, 1996 and 1997..................................................................7

                  Notes to Unaudited Condensed Consolidated Financial Statements.............................9

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

PART II      OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                                            15

    Item 6.  Exhibits





Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
Jackson Hewitt Inc.



                                                                  April 30, 1997                  October 31, 1997
                                                                -----------------------       -------------------------
                                               Assets                                               (unaudited)
Current assets:
      Cash and cash equivalents                                             $6,323,586                     $25,498,062
      Receivables (notes 2 and 7):
           Trade accounts                                                    2,861,567                       1,199,012
           Notes receivable, current portion                                 4,588,006                       4,264,759
           Interest                                                            412,064                         747,185
           Allowance for doubtful accounts                                  (1,203,599)                     (1,592,389)
                                                                -----------------------       -------------------------
                          Total receivables, net                             6,658,038                       4,618,567
                                                                -----------------------       -------------------------

      Prepaid expenses and supplies                                            247,778                         305,041
      Deferred income taxes                                                    644,000                       1,561,000
                                                                -----------------------       -------------------------

                          Total current assets                              13,873,402                      31,982,670
                                                                -----------------------       -------------------------

Property and equipment, at cost:
      Property and equipment                                                 4,330,470                       4,576,435
      Computer software                                                        917,119                       1,056,521
                                                                -----------------------       -------------------------
                                                                             5,247,589                       5,632,956

      Less accumulated depreciation and amortization                         2,572,084                       2,019,844
                                                                -----------------------       -------------------------
                                                                             2,675,505                       3,613,112
                                                                -----------------------       -------------------------

Intangible assets, net (note 4):
      Customer lists, net                                                    2,006,820                       2,217,265
      Other, net                                                               444,102                         467,372
                                                                -----------------------       -------------------------
                                                                             2,450,922                       2,684,637
                                                                -----------------------       -------------------------

Notes receivable, less current portion (notes 2 and 7)                       8,759,779                      10,599,304
Assets held for sale                                                            54,408                               -
Assets held under contractual agreements                                       313,849                         278,092
Other assets                                                                    31,912                          55,302
                                                                -----------------------       -------------------------


                                                                           $28,159,777                     $49,213,116
                                                                =======================       =========================

--------------------------------------------------------------------------------
Jackson Hewitt Inc.



                                                                             April 30, 1997                  October 31, 1997
                                                                            ----------------------       -------------------------
Liabilities, Redeemable Convertible Preferred Stock                                                            (unaudited)
      and Shareholders' Equity
Current liabilities:
      Current installments of notes payable                                              $606,465                        $215,002
      Convertible notes                                                                   762,750                          62,200
      Current installments of capital lease obligations                                   618,385                         164,138
      Accounts payable and other liabilities                                            1,924,580                         735,066
      Accrued payroll and related liabilities                                             879,996                         891,038
      Income taxes payable                                                              2,793,027                         383,278
      Deferred franchise fees                                                             305,370                       1,026,597
                                                                                    --------------       -------------------------
                          Total current liabilities                                     7,890,573                       3,477,320

Notes payable, excluding current installments                                           1,028,106                         122,500
Capital lease obligations, excluding current installments                                 233,819                          76,405
                                                                                    --------------       -------------------------
                                                                                        1,261,925                         198,905

Deferred credits:
      Income taxes                                                                        893,000                         693,000
      Minority interest                                                                   137,690                          44,388
                                                                                    --------------       -------------------------
                          Total liabilities                                            10,183,188                       4,413,613
                                                                                    --------------       -------------------------


SeriesA redeemable  convertible preferred stock, no par value;  1,000,000 shares authorized; 504,950 shares issued and outstanding as of April 30, 1997, no shares issued and
      oustanding at October 31, 1997 (note 6)                                           3,236,443                               -

Shareholders' equity (notes 5, 6 and 8):
      Common stock,  $.02 par value;  30,000,000  shares  authorized;  6,655,505 shares as of October 31, 1997 and 4,589,647 shares
        as of April 30, 1997  issued and outstanding                                       91,793                         133,110
      Additional capital                                                                7,798,996                      38,733,074
      Retained earnings                                                                 8,125,414                       5,933,319
      Stock subscription receivable                                                    (1,276,057)                              -
                                                                                    --------------       -------------------------

                          Shareholders' equity                                         14,740,146                      44,799,503

Commitments, contingencies and subsequent                                                       -                               -
      event (note 9)
                                                                                    --------------       -------------------------


                                                                                      $28,159,777                     $49,213,116
                                                                                    ==============       =========================

See accompanying notes to unaudited condensed consolidated financial statements.


Unaudited Condensed Consolidated Statements of Operations
-------------------------------------------------------------------------------
Jackson Hewitt Inc.


                                                            Three months ended October 31        Six months ended October 31
                                                         -------------------------------------- ------------------------------

                                                                  1996             1997             1996           1997
                                                                 ---------------------------   -----------------------------

Revenue                                                            $1,216,140    $3,391,088      $2,196,081      $5,553,055
Selling, general and administrative expenses                        3,105,800     4,344,401       6,161,593       7,815,617
                                                                 -------------  ------------   -------------    ------------

                 Loss from operations                              (1,889,660)     (953,313)     (3,965,512)     (2,262,562)
                                                                 -------------  ------------   -------------    ------------

Other income (expenses):
      Interest income                                                 391,428       665,688         850,330       1,170,492
      Interest expense                                               (239,961)      (36,361)       (560,555)       (114,058)
      Gain (loss) on disposals of intangible assets
           and property and equipment, net                            (64,367)      512,650         (79,578)        753,105
      Minority interest                                               (14,852)        3,826         (29,789)        (14,190)
                                                                 -------------  ------------   -------------    ------------
                                                                       72,248     1,145,803         180,408       1,795,349
                                                                 -------------  ------------   -------------    ------------

                 Income (loss) before income taxes
                       and extraordinary item                      (1,817,412)      192,490      (3,785,104)       (467,214)

Income tax expense (benefit)                                         (808,976)       62,892      (1,454,791)       (174,000)
                                                                 -------------  ------------   -------------    ------------

                 Net income (loss) before extraordinary item       (1,008,436)      129,598      (2,330,313)       (293,214)

Extraordinary item                                                      -             -          (1,248,388)          -
                                                                 -------------  ------------   -------------    ------------

                 Net income (loss)                                 (1,008,436)      129,598      (3,578,701)       (293,214)

Dividends and accretion accrued on Series A redeemable
   convertible preferred stock                                       (103,970)        -            (207,036)          -
Charge for induced conversion of Series A redeemable
   convertible preferred stock (note 6)                                 -             -               -          (1,898,881)
                                                                 -------------  ------------   -------------    ------------

                 Net income (loss) attributable to common
                    shareholders                                  ($1,112,406)     $129,598     ($3,785,737)    ($2,192,095)
                                                                 =============  ============   =============    ============


Net income (loss) per common share:

                 Net income (loss) before extraordinary item           ($0.24)        $0.02          ($0.56)         ($0.36)
                                                                 =============  ============   =============    ============
                 Net income (loss)                                     ($0.24)        $0.02          ($0.83)         ($0.36)
                                                                 =============  ============   =============    ============

Weighted average shares outstanding                                 4,545,060     6,633,263       4,476,558       5,733,109
                                                                 =============  ============   =============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------
Jackson Hewitt Inc.
Six months ended October 31, 1997



                                                                                             Common Stock
                                                                             ----------------------------------------
                                                                                          Shares              Amount
                                                                             ---------------------------------------------------

Balance at April 30, 1997                                                                 4,589,647          $91,793
                                                                             ---------------------------------------------------

Exercise of stock options, including tax benefit
     of $266,684                                                                             86,396            1,728

Conversion of Series A Redeemable Convertible
     preferred stock  (note 6)                                                              699,707           13,994

Prepayment of stock subscription receivable (note 5)                                        (82,327)          (1,647)

Shares issued through public offering (note 8)                                            1,322,500           26,450

Shares issued upon conversion of convertible notes                                           39,582              792

Net loss                                                                                   -                   -
                                                                             ---------------------------------------------------

Balance at October 31, 1997                                                               6,655,505         $133,110
                                                                             ===================================================






                                                                                              Stock             Total
                                                              Additional     Retained      Subscription     Shareholders'
                                                               Capital       Earnings       Receivable          Equity

                                                         ------------------------------------------------------------------

Balance at April 30, 1997                                      $7,798,996     $8,125,414      ($1,276,057)     $14,740,146
                                                         ------------------------------------------------------------------

Exercise of stock options, including tax benefit
     of $266,684                                                  674,933       -                -                 676,661

Conversion of Series A Redeemable Convertible
     preferred stock  (note 6)                                  5,121,330     (1,898,881)        -               3,236,443

Prepayment of stock subscription receivable (note 5)           (1,274,410)                      1,276,057         -

Shares issued through public offering (note 8)                 25,779,705       -                -              25,806,155

Shares issued upon conversion of convertible notes                632,520       -                -                 633,312

Net loss                                                          -             (293,214)        -                (293,214)
                                                         ------------------------------------------------------------------

Balance at October 31, 1997                                   $38,733,074     $5,933,319         -             $44,799,503
                                                         ==================================================================



See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Jackson Hewitt Inc.





                                                                                         Six months ended

                                                                              1996                          1997
                                                                      ----------------------------------------------

Net Cash used in Operating Activities                                     ($7,176,099)                  ($7,167,254)

Cash Flows from Investing Activities:
Notes receivable financing of franchisees                                      (7,000)                      (68,600)
Payments received from franchisees                                             52,404                       477,213
Purchases of customer lists and other assets                                  (74,495)                     (997,704)
Proceeds from sales of customer lists and other assets                        128,378                       559,129
Purchases of property and equipment                                           (35,980)                   (1,688,546)
                                                                      ----------------------------------------------

                          Net cash provided by investing activities            63,307                    (1,718,508)
                                                                      ----------------------------------------------

Cash Flows from Financing Activities:
Net borrowings under lines of credit                                        5,798,870                             -
Repayments of long-term debt                                                  (60,549)                   (1,387,069)
Redemptions of convertible notes                                                    -                       (67,238)
Proceeds from long-term debt                                                  452,500                             -
Repayments of obligations under capital leases                               (298,633)                     (611,661)
Exercise of stock options, including tax benefit                               66,001                       676,661
Proceeds from public offering                                                       -                    25,806,155
Retirement of stock purchase warrant obligation                            (1,875,967)                            -
Repayments of notes sold to a commercial bank                                       -                      (286,000)
Proceeds from sale of notes receivable                                              -                     3,929,390
                                                                      ----------------------------------------------

                          Net cash provided by financing activities         4,082,222                    28,060,238
                                                                      ----------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (3,030,570)                   19,174,476
Cash and cash equivalents at beginning of period                            3,557,861                     6,323,586
                                                                      ----------------     -------------------------

Cash and cash equivalents at end of period                                   $527,291                   $25,498,062
                                                                      ================     =========================

                                                                     (continued)



Unaudited Condensed Consolidated Statements of Cash Flows (continued)
--------------------------------------------------------------------------------
Jackson Hewitt Inc.

Supplemental Information Regarding Noncash Investing and Financing Activities:

During the six months ended October 31, 1996 and 1997, the Company acquired certain assets from franchisees as follows:



                                                      1996                          1997
                                                 --------------------------------------------------

Fair value of assets purchased                            $1,649,690                    $1,828,274
Receivables forgiven                                      (1,458,892)                     (734,068)
Notes payable issued                                         (90,335)                      (90,000)
Lease obligations assumed                                    (25,968)                       (6,503)
                                                 --------------------     -------------------------

Cash paid to seller                                          $74,495                      $997,704
                                                 ====================     =========================

During the six months ended October 31,
1996 and 1997, the Company sold certain assets to franchisees as follows:



                                                      1996                          1997
                                                 --------------------------------------------------


Book value of assets sold                                   $638,551                    $1,303,632
Franchise fee revenue                                        158,000                       351,000
Gain on sale                                                (204,569)                      390,424
Deferred gain on sale                                        120,000                        79,091
Notes receivable accepted                                   (583,603)                   (1,565,017)
                                                 --------------------     -------------------------

Cash received                                               $128,378                      $559,129
                                                 ====================     =========================


During the six months ended October 31, 1996 and 1997, the stock subscription receivable increased $58,104 and $18,240 respectively, for the accrual of interest.

On July 31, 1996, the Company acquired all of the outstanding stock of Oden, Inc., a franchisee, in exchange for 106,501 shares, net of shares retired, of Jackson Hewitt common stock.

During the six months ended October 31, 1997, the holders of the Company's Series A Convertible Preferred Stock exchanged all of their preferred stock for 699,707 shares of the Company's common stock.

During the six months ended October 31, 1997, the stock subscription receivable was repaid with 82,327 shares of the Company's common stock. The shares were subsequently canceled by the Company.

During the six months ended October 31, 1997, the holders of the convertible notes converted $633,312 of convertible notes into 39,582 shares of the Company's common stock.

See accompanying notes to unaudited condensed consolidated financial statements.

                               Jackson Hewitt Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

                                October 31, 1997

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Jackson Hewitt Inc. annual report on Form 10-K for the year ended April 30, 1997.

2.  Notes Receivable

At October 31, 1997, the Company had an investment in notes and related interest receivable of approximately $1,928,000 which had recorded values that exceeded the fair value of the underlying collateral by approximately $166,000. In addition, the Company had trade accounts receivable due from these franchisees of approximately $120,000 at October 31, 1997. The Company has reflected an allowance of $286,000 for this impairment in the accompanying consolidated balance sheet. Activity in the allowance for doubtful accounts for the three months ended October 31, 1997 is summarized as follows:

                                                                  Year to Date
                                                              -----------------
                 Beginning balance                                   $1,203,599
                Additions charged to expense                           865,322
                Write-offs                                           (476,531)
                                                              =================
                Ending balance                                      $1,592,389
                                                              =================

The Company's average investment in impaired notes receivable during the six months ended October 31, 1997 was approximately $1,416,000. Interest income related to these notes of approximately $41,000 has been included in the accompanying consolidated statements of operations.

3.  Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effects of stock options and warrants. The Company's convertible notes and Series A Redeemable Convertible Preferred Stock are excluded from the calculation of net income (loss) per common share because they do not meet the definition of common stock equivalents.

                               Jackson Hewitt Inc.

4.  Acquisition of Franchise Assets

During the six months ended October 31, 1997, the Company acquired the customer lists and other assets of 14 Jackson Hewitt franchises for a total purchase price of $1,828,274. The Company gave the franchise owners cash of $997,704, canceled notes and accounts receivable of $734,068, gave the previous owners notes totaling $90,000, and assumed lease obligations totaling $6,502 to complete these transactions.

The purchase price is allocated among the assets acquired based on the relative fair value of the underlying assets. The portion allocated to customer lists is generally based on a percentage of gross revenue generated by the respective franchises. The purchase price was allocated among the assets purchased as follows:

                                                   2nd Quarter      Year to Date
                                               ---------------- ----------------
Customer lists                                        $330,599        $1,601,602
Other intangible assets, primarily goodwill             59,740           176,582
Property and equipment                                  15,090            42,090
Amounts charged against allowance
        for doubtful accounts                                -             8,000
                                               ================ ================

Total                                                 $405,429        $1,828,274
                                               ================ ================

5.  Stock Subscription Receivable

The stock subscription receivable reflected in the Company's Consolidated Financial Statements at April 30, 1997 was due from the Company's former Chairman of the Board of Directors, John T. Hewitt. Mr. Hewitt had pledged 145,050 shares of the Company's common stock as collateral for the note. On July 14, 1997, Mr. Hewitt prepaid this obligation in full by delivering 82,327 of the pledged shares to the Company. The closing sale price of the Company's Common Stock on July 14, 1997 was $15.50 per share. The Company released the remaining 62,723 pledged shares to Mr. Hewitt and canceled the 82,327 shares.

6.  Redeemable Convertible Preferred Stock

On July 3, 1997, the Company completed a tax-free recapitalization transaction with the holders ("Preferred Shareholders") of the 504,950 outstanding shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"). The effective date of this transaction was June 18, 1997, the date the parties substantially agreed to the terms of the transaction. In this tax-free recapitalization transaction, the Preferred Shareholders exchanged all of their Series A Stock for 699,707 shares of common stock. The Preferred Shareholders include Geocapital II, L.P. and Geocapital III, L.P., two affiliated partnerships which collectively own in excess of 5% of the Company's issued and outstanding stock, and JMI Equity Fund, L.P., of which Harry Gruner, a director of the Company, is a general partner.

                               Jackson Hewitt Inc.

   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

7.  Sale of Notes Receivable

On July 15, 1997, the Company sold approximately $3.9 million of franchisee notes receivable to a commercial bank at face value for cash. The Company will continue to collect all payments on the notes in accordance with the terms and provisions on the face of the notes and forward all funds to the commercial bank. The Company will receive a servicing fee of 2% of all amounts collected on the notes on April 15 of each year. The Company assumes limited recourse on the notes in the event that a franchisee fails to make payment within 30 days of the due date of such payment, files bankruptcy or ceases to exist as a franchisee.

8.  Public Offering

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

9.  Subsequent Event

On November 19, 1997, the Company executed a definitive agreement with HFS Incorporated under which HFS would acquire all of the Company's outstanding stock for $480 million, or $68.00 per common share. The Company's Board of Directors and its management have unanimously agreed to support the proposed transaction. The closing of the transaction is subject to customary conditions, including regulatory approval. The completion of this transaction is to be effected via a tender offer for the Company's outstanding common stock and is expected to close on January 5, 1998.

10.  Effect of Unadopted Accounting Standard

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

                               Jackson Hewitt Inc.

   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

10.  Effect of Unadopted Accounting Standard (continued)

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. The following table summarizes the pro forma EPS data of the Company as if Statement 128 had been adopted for all periods presented.

                                           Three Months Ended            Six Months Ended
                                                October 31,                 October 31,
                                             1996         1997           1996        1997
                                           ----------- ------------  ------------ ----------
  Basic EPS
     Income before extraordinary item         ($0.25)        $0.02       ($0.57)    ($0.38)
     Extraordinary Item                             -            -       ($0.28)          -
                                           ----------- ------------  ------------ ----------
     Net income                               ($0.25)        $0.02       ($0.85)    ($0.38)
                                           =========== ============  ============ ==========

  Diluted EPS
      Income before extraordinary item        ($0.25)        $0.02       ($0.57)    ($0.38)
      Extraordinary Item                            -            -       ($0.28)          -
                                           ----------- ------------  ------------ ----------
      Net income                              ($0.25)        $0.02       ($0.85)    ($0.38)
                                           =========== ============  ============ ==========


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

Recent Developments

         On November 19, 1997, the Company executed a definitive agreement with HFS Incorporated under which HFS would acquire all of the Company's outstanding stock for $480 million, or $68.00 per common share. The Company's Board of Directors and its management have unanimously agreed to support the proposed transaction. The closing of the transaction is subject to customary conditions, including regulatory approval. The completion of this transaction is to be effected via a tender offer for the Company's outstanding common stock and is expected to close on January 5, 1998.

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

Results of Operations

         Total revenues. The Company's total revenues for the second quarter of 1998 increased 178.8% to $3.4 million compared to $1.2 million for the second quarter of 1997. Total revenue for the six months ended October 31, 1997 increased 152.9% to $5.5 million compared to $2.2 million for the first six months of 1997 (all references in this section of the discussion are to the Company's fiscal years). The increase in the total revenues for the first two quarters of 1998 as compared to the corresponding period in 1997 is primarily a result of a $3.3 million increase in total franchise fee revenue, net of the allowance for refunds, to $4.5 million for 1998 from $1.2 million during the same period in 1997. The Company recognized 187 franchise territory sales in the second quarter of 1998 as compared to 54 during the same period in 1997. The Company recognized 305 franchise territory sales in the first six months of 1998 compared with the 72 recognized in 1997. This increase resulted primarily from management's decision to begin the franchise marketing earlier in the year and to make refinements in its marketing message. The Company believes that demand for franchise territories has been strengthened in part as a result of the successful 1997 tax season.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased 39.9% to $4.3 million for the second quarter of 1998 compared to $3.1 million for the second quarter of 1997. For the first six months of 1998 these expenses increased 26.8% or $1.6 million to $7.8 million from $6.2 million in 1997. SG&A expenses increased $1.2 million in corporate administrative functions primarily due to increased payroll and franchise sales commissions. Field operations expenses increased $0.4 million in the first six months of 1998 as a result of the Company's decision to include tax school advertising in its national advertising budget.







         Other income and expenses, net. Other income and expense increased to $1.1 million in the second quarter of 1998 from $0.1 million in 1997. For the six months ended October 31, 1997, other income and expense increased $1.6 million to $1.8 million in 1998 from $0.2 million in 1997. The increase year to date is primarily attributable to a $0.3 million increase in interest income earned on the proceeds from the public offering completed in August 1998 (the "Offering"), decreased interest expense of $0.5 million resulting from early repayment of the Company's long term debt in 1998 and loan discount amortization recorded in 1997 associated with warrants issued in fiscal 1996 to the Company's primary lender, and an $0.8 million increase in the gain on sales of intangible assets and property and equipment in 1998 as compared to 1997.

         Net income (loss). The Company reported net income for the three months ended October 31, 1997 in the amount of $0.1 million, or $.02 per share, as compared to a net loss of $1.0 million. or ($0.24) per share, for the same period in 1997. This is the only time in the Company's five year history as a public company that it has reported net income in its second quarter. Net loss before extraordinary item for first six months of 1998 was $0.3 million, or ($0.36) per share, down from $2.3 million, or ($0.56) per share, in 1997. During the first three months of 1998, the Company incurred a $1.9 million charge to net loss attributable to common shareholders related to a transaction in which the Company issued 194,754 shares of common stock to induce the conversion of the Company's Series A Preferred Stock into common stock. The effect of this non-recurring charge on the net loss per share was ($0.32). Net losses after the non-recurring charge and extraordinary item were $2.1 million or ($0.36) per share, in 1998 and $3.8 million or ($0.83) per share, in 1997.

Liquidity and Capital Resources

         The Company's revenues have been, and are expected to continue to be, highly seasonal. Operations in the off-season are primarily focused on the sale of franchises and preparation for the upcoming tax season. On August 5, 1997, the Company completed a public offering of 1,322,500 shares of stock resulting in net proceeds to the Company of approximately $26.0 million. The proceeds are adequate to fund the Company's off-season cash needs and will enable the Company to expand its tax preparation business. In July 1997, the Company completed a sale of approximately $3.9 million in notes receivables to a local bank at face value. Management has used the proceeds from these transactions to reduce outstanding indebtedness and has invested the remaining proceeds in short term investment grade securities.

         Cash flows from the Company's operating, investing, and financing activities for the first six months of fiscal 1998 and 1997 are disclosed in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. Cash flows from the Company's operating activities was unchanged at $7.2 million as compared to 1997.

         The Company used $1.7 million in its investing activities in the first six months of fiscal 1998 as compared to $0.1 million provided in the same period in 1997. This fluctuation was primarily attributable to an increase of approximately $1.7 million in purchases of property and equipment and intangible assets.

          The Company's financing activities for the six months ended October 31, 1997 provided $28.0 million compared with $4.1 million provided in the six months ended October 31, 1996. During the first six months of 1998 the Company completed a public offering resulting in net proceeds of approximately $26.0 million, sold $3.9 million of notes receivable and repaid $1.5 million in long term debt. During the first six months of 1997 the Company borrowed $5.8 million from banks and repurchased stock purchase warrants from its primary lender for $1.9 million.

         During the six months ended October 31, 1997, the Company acquired customer lists and other assets from 14 franchisees for a total purchase price of $1.8 million. As consideration for these acquisitions, the Company paid the franchisees cash of $1.0 million and issued notes payable of $0.1 million while canceling receivables of $0.7 million.

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

Part II           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Shareholders Meeting of Jackson Hewitt was held on October 30, 1997 to consider four matters of business. The matters brought before the shareholders and the voting results are as follows:

         1. Approval of an amendment to the Company's Articles of Incorporation to create a classified Board of Directors:

                   For                     Against        Abstain          Broker Non-Votes

                  3,462,922               1,312,387       33,450           969,606

                  This amendment did not pass as it required approval from 2/3 of all outstanding shares.

         2.       Election of Directors:
                                                              For               Withhold

                  Class A Director:

                           Harry S. Gruner                    5,677,986                   100,378

                  Class B Directors:

                           Keith E. Alessi                    5,673,386                   104,978
                           William P. Veillette               5,581,243                   197,121

                  Class C Directors:

                           Harry W. Buckley                   5,689,346                    89,018
                           Michael E. Julian, Jr.             5,596,703                   181,661

         3. Approval of an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue to thirty million:

                           For              Against           Abstain

                            5,255,398       503,987          18,979

         4. Ratification of KPMG Peat Marwick, LLP as independent auditors for the fiscal year ending April 30, 1998:

                           For              Against           Abstain

                            5,762,348         9,325           6,691









                                    SIGNATURE


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                     Jackson Hewitt Inc.


                                     By /s/ Christopher Drake
                                        -------------------------
                                       Christopher Drake
                                       Secretary, Treasurer &
                                       Chief Financial Officer




December 11, 1997

                               JACKSON HEWITT INC.

                                Index to Exhibits


    Exhibit
  Sequential
      No.        Description
     10.1        County Bank Tax Funding Agreement, dated  September 29, 1997

     10.2        Santa Barbara Bank & Trust Tax Funding Agreement, dated November 26, 1997

     10.3        Santa Barbara Bank Outside Agreement, dated November 24, 1997

     10.4        Montgomery Ward Master License Agreement Renewal, dated July 17, 1997


TAX REFUND FUNDING AGREEMENT


                  This Tax Refund Funding Agreement (the "Agreement") is made this 29th day of September, 1997, by and among First Republic Bank, a Pennsylvania banking corporation ("First Republic"), Hewfant Inc., a Virginia corporation ("Hewfant"), and Jackson Hewitt Inc., a Virginia corporation (which, together with its affiliates and franchisees (each an "Affiliate"), as applicable, is referred to as "JHTS").

         DEFINITIONS

                  "Addendum No. 1" means an addendum to this Agreement, adopted by the parties for any Tax Season while this Agreement remains in effect, which specifies the fees and charges for the Bank Products imposed on Taxpayers during that Tax Season and the duties and obligations of the parties regarding the disbursement thereof. The provisions of the Addendum No. 1 applicable to the current Tax Season are incorporated into this Agreement as if contained herein.

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

                  "Bank" means First Republic or any other financial institution that First Republic designates to offer the Bank Products in participation with First Republic, as indicated in Addendum No. 1.

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

                  "IRS" means the Internal Revenue Service.

                  "Program" means the system developed by First Republic, JHTS and Hewfant to provide ACRs and RALs to Taxpayers.

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

                  "Tax Season" in any calendar year means the period from the first day in that year that the IRS permits electronic filing through April 30th of that year.

                  "Tax Preparation Fee" means the fee charged by the local JHTS office for preparing and electronically filing a tax return.

         INTRODUCTION

                  WHEREAS,   JHTS  operates  a  tax  preparation  business  that
features  electronic  filing of federal and  selected  state income tax returns;
and,

                  WHEREAS, First Republic, Hewfant and JHTS have established a Program through which Taxpayers are offered ACRs and RALs through selected banks; and,

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

         AGREEMENT

1.       DUTIES OF JHTS AND HEWFANT - ACR PROGRAM

         As to each Taxpayer electing to apply for participation in the ACR Program, Hewfant or JHTS, as applicable, shall have the following obligations:

         a. JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute: (1) an ACR Application on a form which Hewfant will have printed at its expense from artwork supplied by Bank and approved by Hewfant and (2) an IRS Form 8453 (U.S. Individual Income Tax
Declaration for Electronic Filing), which JHTS will execute as the preparer/transmitter, which Form 8453 JHTS will supply at its expense. Bank's name and routing transit number shall be preprinted in Part II of Form 8453 and a depositor account number consisting of a prefix specified by Bank, and a suffix consisting of the Taxpayer's social security number, which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

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

         f. JHTs will retain original ACR Applications for twenty-five (25) months, and send to Bank copies of ACR Applications within five (5) days of Bank's request. JHTS will retain copies of such records associated with the ACR Program, and the electronic filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

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

2.       BANK'S DUTIES - ACR PROGRAM

         Bank will have the following duties with respect to each Application for an ACR transmitted to it by Hewfant or JHTS:

         a. At the time Hewfant or JHTS notifies Bank of an application for an ACR, Bank will open a Deposit Account in the name of Taxpayer in which the Taxpayer's refund will be deposited by the IRS. Bank shall provide a form to JHTS to be executed by a taxpayer granting Bank the right to offset such refund from the Deposit Account when it is electronically deposited by the IRS for all JHTS fees and Bank's fees.

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

3.       ALLOCATION OF ACR HANDLING FEES

         The ACR Handling Fees shall be allocated and remitted as provided in Addendum No. 1.

4.       DUTIES OF HEWFANT AND JHTS - RAL PROGRAM

         As to each Taxpayer electing to apply for participation in the RALs Program, Hewfant or JHTS, as applicable, will do the following:

         a. Perform those duties specified in Subparagraphs 1.a, 1.b and 1.c of this Agreement.

         b. After electronically transmitting the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Hewfant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for a RAL; and, (6) the amount of all fees owing to JHTS from the Taxpayer which the Taxpayer authorized Bank to withhold from the RAL proceeds and pay to JHTS. JHTS shall instruct its Affiliates that, in no instance, may a separate charge be imposed by an Affiliate related to the application for or processing and disbursement of a RAL other than the ACR Application, Electronic Filing, if any, and Tax Preparation Fees and that the ACR Application Fee charged by an Affiliate shall be the same whether the Taxpayer applies for an ACR alone or an ACR and RAL.

         c. On each Business Day during the term of this Agreement, Hewfant will process each Application for a RAL transmitted to it on that day in accordance with Bank's program eligibility and credit underwriting standards then in effect for such RALs and in accordance with an ASCII or other acceptable record of uncreditworthy persons provided by Bank, and will notify JHTS electronically within two (2) hours after it receives the application as to whether the RAL should be made based on Bank's eligibility and credit underwriting standards. Bank shall independently evaluate each Application for a RAL.

         d. Unless notice is received by JHTS from Bank electronically within two (2) hours after Bank received the Application that a Taxpayer's application for a RAL has not been approved by Bank, upon receipt of electronic notice from Hewfant that a Taxpayer's RAL should be made, in accordance with an ASCII or other acceptable file of ineligible customers to be supplied by Bank, JHTS shall prepare a disbursement check for the RAL by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such ACR check shall be for the amount of the RAL less the Bank Fee that the Taxpayer authorized Bank to withhold from the RAL, and less the Tax Preparation, Electronic Filing, if any, ACR Application, and ACR Handling Fees, and any other applicable fees that the Taxpayer authorized Bank to withhold from the RAL and pay to JHTS.

         e. JHTS will also complete a Proceeds Disbursement Authorization and Truth-in-Lending Disclosure and Loan And Security Agreement (the "Disclosure") on a form which shall be a perforated stub of the blank ACR cashier's check form supplied by Bank at Bank's expense. JHTS shall then deliver such Disclosure and check promptly to the Taxpayer and provide Bank with a listing of all checks issued on a particular Business Day and, if not on that day, JHTS will use every effort to provide this information as soon as possible. This listing shall identify ACR checks issued by amount, date issued and check number.

         f. If a Taxpayer's RAL Application is denied for any reason, Hewfant will provide an ASCII or other acceptable record of such Taxpayer, and forward it to Bank on a regular basis. Hewfant will also complete and send the appropriate written Notice of Adverse Action in the form prepared or approved by Bank to Bank, which Bank will review and forward to the Taxpayer. Pursuant to the Taxpayer's Application, the Taxpayer will then receive an ACR check and shall have deducted from the refund deposited by the IRS all of the tax preparation/filing fees of JHTS as well as the ACR Application Fee, ACR Handling Fee, and sums paid to third parties, but not the Bank Fee.

         g. Upon receiving oral or written notice from a Taxpayer that the Taxpayer no longer desires to obtain a previously approved RAL, JHTS shall not deliver the Bank ACR check to the Taxpayer or, if the check has already been delivered or mailed to the Taxpayer, shall advise the Taxpayer to return the ACR check to JHTS, marked "VOID" as a result of a Taxpayer cancellation. The Taxpayer shall then be deemed to have applied for an ACR and shall be liable for the same fees as specified in Paragraph 4.(h) above when the new ACR check is issued.

         h. JHTS will retain original RAL Applications, copies of Disclosures and Notices of Adverse Action for 25 months, and send individual original Applications so retained to Bank within five (5) days after Bank's request for them. JHTS will retain copies of such records associated with the RALs and ACRs and the electronic filing of Taxpayer's federal income tax return as the IRS may from time to time require or direct.

         i. JHTS and Hewfant will mail up to three letters in the form adopted by Bank and on Bank's stationary to effect collection of delinquent RALs. All RALs that are 90 or more days delinquent may be referred by Bank to a collection agency.

5.       BANK'S DUTIES - RALS PROGRAM

         Bank will have the following duties with respect to each Application for a RAL transmitted to it by Hewfant:

         a. On each Business Day during the term of this Agreement, Bank will evaluate each Application for a RAL transmitted to it on that day in accordance with its underwriting standards then in effect for such RALs and will notify Hewfant electronically within two hours after it receives the application if the Application is not approved. Bank will not accept any application from a JHTS Affiliate if Bank receives notification from the IRS that the Affiliate is under investigation, or Bank reasonably suspects fraudulent activity originating through the Affiliate, or if, for any reason, delinquencies on RALs originating through the Affiliate are considered unacceptable.

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

         d. All loan disbursement checks delivered to Taxpayers shall be cashier's ACR checks drawn on a loan disbursement account established by Bank, and shall be paid promptly upon presentment, unless Bank reasonably believes that it has a valid defense to the payment of such check. On a daily basis Bank will supply to Hewfant electronically a listing of all ACR checks issued in connection with RALs that have cleared.

         e. Bank will open a Deposit Account for each Taxpayer at Bank. Bank shall have the right to offset such refund when it is electronically deposited by the IRS against the total of the loan disbursement check previously delivered to the Taxpayer, plus the Tax Preparation Fee, Electronic Filing Fee, if any, the RAL Application Fee, the Bank Fee, the ACR Application Fee, the ACR Handling Fee, and any other applicable fees or deductions authorized by the Taxpayer. If the Taxpayer's refund exceeds the total of such amounts, Bank will promptly pay the excess amount to Taxpayer, provided that any such amount is at least $1.00.

         f. While this Agreement is in effect, subject to approval of Hewfant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i., the amount of the Bank Fees that are "Finance Charges" (as this term is defined in Federal Reserve Board Regulation Z), which Bank Fees shall be provided in Addendum No. 1 and be in effect for one (1) calendar year. Bank may change the Bank Fees designated by Bank by November 1 of the year before the calendar year in which the Bank Fees will be effective. Bank agrees to indemnify JHTS and Hewfant with regard to compliance with law as provided in the Indemnification Agreement appended hereto as Exhibit "B".

6.       BANK FEES AS LOAN LOSS RESERVE

         The Bank Fee for the RALs shall be reserved against losses on the RALs, applied against such loan losses and disbursed as provided in Addendum No. 1.

7.       BLANK CHECK STOCK

         JHTS will use the blank cashiers' ACR check stock provided by Bank, and will complete and affix laser generated facsimile signatures thereto only as authorized by Bank for the purposes described in this Agreement. JHTS shall use reasonable care to safeguard the blank ACR check stock supplied to it by Bank until each ACR check form is given to the appropriate Taxpayer, but JHTS shall not be responsible for any loss that occurs in connection with an ACR check after it is given to the Taxpayer. If a blank ACR check form should be discovered to have been lost, stolen or given to a person other than the proper Taxpayer, JHTS shall promptly report that fact to Bank. Upon termination of the Agreement, JHTS shall account to Bank for unused blank ACR check stock and return all unused ACR check stocks to Bank. JHTS shall maintain and transmit to Bank a record of ACR check stock or number issued to each Affiliate. JHTS shall also destroy all facsimile specimens.

8.       WARRANTIES OF HEWFANT AND JHTS

         Hewfant and, as applicable, JHTS, warrant and continue to warrant to Bank that:

         a. JHTS will maintain such computer software as is necessary to facilitate the Program, including error checking and fraud detection routines.

         b. Hewfant will use its best efforts to provide Bank with at least the number of Bank Products for each Tax Season as specified in the Addendum for that Tax Season, which shall be about fifty percent (50%) of the Bank Products provided by JHTS to all of its participating RAL lenders in that Tax Season.

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

         f. All charges and sums which Hewfant or JHTS authorizes Bank to deduct from the proceeds of an ACR or RAL made under the Program are owed to JHTS or others by the appropriate Taxpayer and the Taxpayer has authorized deduction of the charges or others from the ACR or RAL proceeds.

         g. All ACR checks completed by JHTS and other funds received from Bank for payment to Taxpayers will be delivered or mailed by JHTS to the appropriate Taxpayer.

         h. JHTS has complied and will continue to comply with all applicable laws, regulations, procedures and interpretations thereof relating to the payment of federal income tax and the preparation of federal income tax returns and has complied and will continue to comply with all applicable laws and regulations relating to the arranging for RALs in anticipation of the receipt of federal income tax refunds and the marketing and advertising of such arrangements. This warranty does not extend to those laws and regulations as to which First Republic has given its warranty under Section 9.

         i. The blank loan disbursement ACR check stock and facsimile specimen provided by Bank to JHTS will be used only as authorized by Bank for purposes described in this Agreement and the blank ACR check stock will be returned, if unused, by September 1 of the calendar year for which those ACR checks have been prepared for use.

         j. These warranties shall survive the termination of this Agreement.

9.       WARRANTIES OF FIRST REPUBLIC

         First Republic  warrants to Hewfant and, as applicable,  to JHTS,  that
(i) the evaluation and processing of Program Applications, the making and documentation of RALs to Taxpayers under the Program and the fees charged by Bank for such RALs will comply with all applicable state and federal laws and regulations, including without limitation, the federal Truth-In-Lending Act (15 U.S.C. 1601 et seq.), but excepting those laws and regulations as to which JHTS has given its warranty under Paragraph 8.h, and (ii) it has sufficient capital to fund the RALS provided by Hewfant to it in any Tax Season. These warranties shall survive the termination of this Agreement.

10.      GUARANTY OF RALS

         To induce First Republic, either itself or through a designee Bank, to make RALs to Taxpayers referred by JHTS and Hewfant pursuant to this Agreement, Hewfant and JHTS, jointly and severally, agree to enter into the Suretyship Agreement appended hereto as Exhibit "A."

11.      TERM AND TERMINATION

         a. The term of this Agreement shall begin on the date first written above and shall terminate on October 31, 1999, unless extended as provided below.

         b. Any party may terminate this Agreement upon written notice to the others as provided in this Agreement. Such notice, to be effective, must be given during the period of April 1st to June 30th of any calendar year, and shall be effective to terminate this Agreement as of the then applicable termination date as it may have been extended and reextended. If this Agreement is not terminated during the period of April 1st to June 30th in any calendar year, the termination date of this Agreement shall automatically be extended by one year. Otherwise, this Agreement may be terminated by any party upon fifteen
(15) days written notice if: (a) applicable laws, regulations, or IRS procedures governing the making of RALs and ACRs make (or are claimed by an enforcement authority to make) the continued operation of the Program of questionable legality, either generally or in any area; or (b) the IRS ceases to permit JHTS to file income tax returns electronically or the Treasury Department ceases to deposit income tax refunds directly into accounts of Taxpayers with Bank. However, this Agreement may not be so terminated if either ACRs or RALs may still lawfully be offered to Taxpayers by Bank.

         c. Performance of duties which by their terms contemplate performance after the date of termination shall be completed in accordance with this Agreement. Such duties include, but are not limited to, collection of delinquencies, dispersal of proceeds, payments, and the like.

12.      OWNERSHIP OF LOANS

         Bank, Hewfant and JHTS agree that Bank will be sole owner of the RALs made under the Program. First Republic, in consultation with Hewfant, will set credit underwriting standards to evaluate applications for Program loans from time to time. First Republic may supply Hewfant no later than December 31 prior to any Tax Year, with an ASCII record of the names and social security numbers of all Taxpayers for which it will not authorize any RAL for that Tax Year, provided that this record is not excessive in size as determined by JHTS and Hewfant. 13. LOAN LIMITS

         The maximum and minimum RAL loan amounts shall be as provided in the Addendum.


14.      JHTS FRANCHISEES (AFFILIATES)

         a. JHTS may from time to time arrange for independently owned offices franchised by or affiliated with JHTS ("Affiliates") to participate in the Program without such Affiliates having a direct agreement with Bank.

         b. JHTS agrees that such Affiliates will execute agreements requiring them to perform the duties and make the representations and warranties of Hewfant and JHTS to Bank with respect to RAL and ACR Applications submitted through and processed by them.

         c. Each Affiliate is responsible for any and all blank check forms which are provided to that Affiliate pursuant to this Program. In the event that blank ACR check forms that have been forwarded to an Affiliate have been or are presumed to have been lost, stolen or given to a person other than the proper Taxpayer, the Affiliate is responsible for any and all resultant loss, and the Affiliate will indemnify the Bank against such loss. If the Affiliate is unable or unwilling to indemnify Bank within 60 days of receipt of Bank's demand for indemnification, JHTS agrees that it shall be responsible for the actions of such Affiliates with respect to this Agreement and such Affiliates shall be deemed to be offices owned by JHTS for all purposes hereof, including without limitation the warranties of JHTS hereunder and JHTS shall indemnify the Bank for such loss.

15.      PARTICIPATION

         First Republic may, from time to time, sell and assign one or more participation interests in the ACRs and RALs generated under the Program, and the participants to whom participation interests are sold may sell sub-participation interests; provided, however, that any financial institution purchasing a participation interest of more than 25% in any Program RALs shall act as a continuing surety and indemnitor of all of Bank's obligations under this Agreement.

16.      MARKETING AND OTHER MATERIALS

         a. Hewfant will develop marketing materials in connection with the Program. First Republic will have the right to review promptly and approve all marketing materials produced by Hewfant in connection with the Program, provided that First Republic's approval is not unreasonably withheld. First Republic will develop certain other written materials (including collection letters and loan denial letters) for use in connection with the Program. Hewfant and JHTS will have the right to promptly review and approve such materials if they are meant for external use, provided that Hewfant's and JHTS's approvals are not unreasonably withheld.

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

18.      INDEMNIFICATION

         Hewfant and Jackson Hewitt, jointly and severally on the one part, and First Republic individually on the other (herein, each an "Indemnitor"), shall indemnify the other against any liabilities and expenses, including legal fees, incurred by the other in connection with any claims, disputes, controversies or litigation arising out of (a) the failure of such Indemnitor to perform its duties and responsibilities under this Agreement, as it may be extended, renewed, modified or amended or (b) any breach of the Indemnitor's warranties made under this Agreement, as it may be extended, renewed, modified or amended. The indemnifying party shall have the right to control any action for which indemnity is required herein, through knowledgeable and experienced counsel of its choice; provided, however, that at the indemnitee's option, the indemnitee may participate in and contribute to such action and appoint its own counsel at any time, all of which shall be at such indemnitee's cost and expense. The liability of Hewfant and Jackson Hewitt hereunder shall jointly be limited to 65% of the liability and expenses for which such indemnification is being sought hereunder. This indemnity shall survive the termination of this Agreement. A copy of the form of Indemnification Agreement is appended hereto as Exhibit "B."

19.      MISCELLANEOUS

         a. This Agreement is binding on the parties hereto and their successors. Each party may assign its rights and delegate its obligations hereunder to any of its direct corporate parents, to any of its wholly-owned subsidiaries or to any affiliate. Other than as explicitly stated in this paragraph, this Agreement cannot be assigned to any party without the express written consent of all other parties, except that First Republic may designate another Bank to offer the Bank Products in participation with First Republic and may also sell and assign one or more participation interests in the Bank Products at any time and from time to time pursuant to Paragraph 15 above without notice to or the consent of the other parties.

         b. This Agreement shall be governed by and interpreted under the internal laws of the State of Delaware and, to the extent applicable, the United States of America.

         c. Notice, when required under this Agreement, shall be given in writing by first class U.S. Mail, postage prepaid, addressed as follows:
                           If to BANK:          First Republic Bank
                                                1608 Walnut Street
                                                10th Floor
                                                Philadelphia, PA  19102

                           If to JHTS:          Jackson Hewitt Inc.
                                                4575 Bonney Road
                                                Virginia Beach, VA  23462

                           If to Hewfant:       Hewfant Inc.
                                                4575 Bonney Road
                                                Virginia Beach, VA  23462

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

         h. From time to time First Republic, its designated Bank and/or its or their banking examiners or auditors may perform physical audits of blank Bank ACR check stock, Program Application forms, copies of Taxpayers' 8453 Forms, and delinquency summaries by JHTS Affiliates in Hewfant's or JHTS's possession. Hewfant and JHTS will permit First Republic, its designated Bank, and/or its or their banking examiners or auditors, access to Hewfant's and/or JHTS's premises and records for the purpose of such audits, and will cooperate with Bank in connection with such audits.

         i. This Agreement may not be modified or amended without the written consent of JHTS., Hewfant and Bank. Any changes in terms or fees must be decided upon each year no later than December 1 or shall continue to remain in effect. Fees established on that date shall be as provided in the Addendum for the next Tax Season and may not be changed at any other time without the express, written consent of all parties.

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

Attest:                      FIRST REPUBLIC BANK


                             BY:   /s/Rolf Stensrud
                             --------------------------------
                                             (SEAL)
                             Typed Name:  Rolf Stensrud

                             Title:  President

Attest:                      HEWFANT, INC.

                             BY:   /s/ Keith  e. Alessi
                              ---------------------------------
                                              (SEAL)

                             Typed Name:  Keith E. Alessi


                             Title:  President


Attest:                      JACKSON HEWITT INC.


                             BY:     /s/ Keith E. Alessi
                             -----------------------------------

                                             (SEAL)

                             Typed Name:  Keith E. Alessi


                             Title:  President

                                    TAX REFUND FUNDING AGREEMENT


         This Tax Refund Funding Agreement (the "Agreement") is made this 26th day of November, 1997, by and among Santa Barbara Bank & Trust, a California banking corporation ("Santa Barbara"), Hewfant Inc., a Virginia corporation ("Hewfant"), and Jackson Hewitt Inc., a Virginia corporation (which, together with its affiliates and franchisees (each an "Affiliate"), as applicable, is referred to as "JHTS").

         DEFINITIONS

         "Addendum No. 1" means an addendum to this Agreement, adopted by the parties for any Tax Season while this Agreement remains in effect, which specifies the fees and charges for the Bank Products imposed on Taxpayers during that Tax Season and the duties and obligations of the parties regarding the disbursement thereof. The provisions of the Addendum No. 1 applicable to the current Tax Season are incorporated into this Agreement as if contained herein.

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

         "Bank" means Santa Barbara or any other financial institution that Santa Barbara designates to offer the Bank Products in participation with Santa Barbara, as indicated in Addendum No. 1.

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

         "IRS" means the Internal Revenue Service.

         "Program" means the system developed by Santa Barbara, JHTS and Hewfant to provide ACRs and RALs to Taxpayers.

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

         "Tax Season" in any calendar year means the period from the first day in that year that the IRS permits electronic filing through April 30th of that year.

         "Tax Preparation Fee" means the fee charged by the local JHTS office for preparing and electronically filing a tax return.

         INTRODUCTION

         WHEREAS, JHTS operates a tax preparation business that features electronic filing of federal and selected state income tax returns; and,

         WHEREAS, Santa Barbara, Hewfant and JHTS have established a Program through which Taxpayers are offered ACRs and RALs through selected banks; and,

         WHEREAS, Bank desires to be one of the banks to offer ACRs and RALs to JHTS customers on the terms and conditions provided in this Agreement;

         NOW, THEREFORE, in consideration of the mutual promises and agreements contained in this Agreement, and other good and valuable consideration, the receipt of which is hereby acknowledged, all of the parties agree as follows:

         AGREEMENT

1.       DUTIES OF JHTS AND HEWFANT - ACR PROGRAM

         As to each Taxpayer electing to apply for participation in the ACR Program, Hewfant or JHTS, as applicable, shall have the following obligations:

         a. JHTS will complete and have the Taxpayer (and the Taxpayer's spouse if the return is a joint return) execute: (1) an ACR Application on a form which Hewfant will have printed at its expense from artwork supplied by Bank and approved by Hewfant and (2) an IRS Form 8453 (U.S. Individual Income Tax
Declaration for Electronic Filing), which JHTS will execute as the preparer/transmitter, which Form 8453 JHTS will supply at its expense. Bank's name and routing transit number shall be preprinted in Part II of Form 8453 and a depositor account number consisting of a prefix specified by Bank, and a suffix consisting of the Taxpayer's social security number, which shall be verified by JHTS (or the social security number of the primary Taxpayer, in the case of a joint return) shall be inserted by JHTS in Part II in Form 8453.

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

         f. JHTs will retain original ACR Applications for twenty-five (25) months, and send to Bank copies of ACR Applications within five (5) days of Bank's request. JHTS will retain copies of such records associated with the ACR Program, and the electronic filing of the Taxpayer's federal income tax return as the IRS may from time to time require or direct.

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

2.       BANK'S DUTIES - ACR PROGRAM

         Bank will have the following duties with respect to each Application for an ACR transmitted to it by Hewfant or JHTS:

         a. At the time Hewfant or JHTS notifies Bank of an application for an ACR, Bank will open a Deposit Account in the name of Taxpayer in which the Taxpayer's refund will be deposited by the IRS. Bank shall provide artwork for a form to be executed by a taxpayer granting Bank the right to offset such refund from the Deposit Account when it is electronically deposited by the IRS for all JHTS fees and Bank's fees.

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

3.       ALLOCATION OF ACR HANDLING FEES

         The ACR Handling Fees shall be allocated and remitted as provided in Addendum No. 1.

4.       DUTIES OF HEWFANT AND JHTS - RAL PROGRAM

         As to each Taxpayer electing to apply for participation in the RALs Program, Hewfant or JHTS, as applicable, will do the following:

         a. Perform those duties specified in Subparagraphs 1.a, 1.b and 1.c of this Agreement.

         b. After electronically transmitting the Taxpayer's income tax return to the IRS and receiving the IRS acknowledgment, JHTS will electronically transmit to Bank and Hewfant: (1) the Taxpayer's name; (2) the Taxpayer's address; (3) the Taxpayer's social security number; (4) the amount of the Taxpayer's federal income tax refund as computed by JHTS; (5) the location code of the JHTS office at which the Taxpayer applied for a RAL; and, (6) the amount of all fees owing to JHTS from the Taxpayer which the Taxpayer authorized Bank to withhold from the RAL proceeds and pay to JHTS. JHTS shall instruct its Affiliates that, in no instance, may a separate charge be imposed by an Affiliate related to the application for or processing and disbursement of a RAL other than the ACR Application, Electronic Filing, if any, and Tax Preparation Fees and that the ACR Application Fee charged by an Affiliate shall be the same whether the Taxpayer applies for an ACR alone or an ACR and RAL.

         c. On each Business Day during the term of this Agreement, Hewfant will process each Application for a RAL transmitted to it on that day in accordance with Bank's program eligibility and credit underwriting standards then in effect for such RALs and in accordance with an ASCII or other acceptable record of uncreditworthy persons provided by Bank, and will notify JHTS electronically within two (2) hours after it receives the application as to whether the RAL should be made based on Bank's eligibility and credit underwriting standards. Bank shall independently evaluate each Application for a RAL.

         d. Unless notice is received by JHTS from Bank electronically within two (2) hours after Bank received the Application that a Taxpayer's application for a RAL has not been approved by Bank, upon receipt of electronic notice from Hewfant that a Taxpayer's RAL should be made, in accordance with an ASCII or other acceptable file of ineligible customers to be supplied by Bank, JHTS shall prepare a disbursement check for the RAL by completing a blank cashier's check form supplied by Bank at Bank's expense, and completing and affixing thereon a laser generated facsimile signature authorized by Bank. Such ACR check shall be for the amount of the RAL less the Bank Fee that the Taxpayer authorized Bank to withhold from the RAL, and less the Tax Preparation, Electronic Filing, if any, ACR Application, and ACR Handling Fees, and any other applicable fees that the Taxpayer authorized Bank to withhold from the RAL and pay to JHTS.

         e. JHTS will also complete a Proceeds Disbursement Authorization and Truth-in-Lending Disclosure and Loan And Security Agreement (the "Disclosure") on a form which shall be a perforated stub of the blank ACR cashier's check form supplied by Bank at Bank's expense. JHTS shall then deliver such Disclosure and check promptly to the Taxpayer and provide Bank with a listing of all checks issued on a particular Business Day and, if not on that day, JHTS will use every effort to provide this information as soon as possible. This listing shall identify ACR checks issued by amount, date issued and check number.

         f. If a Taxpayer's RAL Application is denied for any reason, Hewfant will provide an ASCII or other acceptable record of such Taxpayer, and forward it to Bank on a regular basis. Pursuant to the Taxpayer's Application, the Taxpayer will then receive an ACR check and shall have deducted from the refund deposited by the IRS all of the tax preparation/filing fees of JHTS as well as the ACR Application Fee, ACR Handling Fee, and sums paid to third parties, but not the Bank Fee.

         g. Upon receiving oral or written notice from a Taxpayer that the Taxpayer no longer desires to obtain a previously approved RAL, JHTS shall not deliver the Bank ACR check to the Taxpayer or, if the check has already been delivered or mailed to the Taxpayer, shall advise the Taxpayer to return the ACR check to JHTS, marked "VOID" as a result of a Taxpayer cancellation. The Taxpayer shall then be deemed to have applied for an ACR and shall be liable for the same fees as specified in Paragraph 4.(f) above when the new ACR check is issued.

         h. JHTS will retain original RAL Applications, copies of Disclosures and Notices of Adverse Action for 25 months, and send individual original Applications so retained to Bank within five (5) days after Bank's request for them. JHTS will retain copies of such records associated with the RALs and ACRs and the electronic filing of Taxpayer's federal income tax return as the IRS may from time to time require or direct.

         i. JHTS and Hewfant will mail up to three letters in the form adopted by Bank and on Bank's stationary to effect collection of delinquent RALs. All RALs that are 90 or more days delinquent may be referred by Bank to a collection agency.

5.       BANK'S DUTIES - RALS PROGRAM

         Bank will have the following duties with respect to each Application for a RAL transmitted to it by Hewfant:

         a. On each Business Day during the term of this Agreement, Bank will evaluate each Application for a RAL transmitted to it on that day in accordance with its underwriting standards then in effect for such RALs and will notify Hewfant electronically within two hours after it receives the application if the Application is not approved. Bank will not accept any application from a JHTS Affiliate if Bank receives notification from the IRS that the Affiliate is under investigation, or Bank reasonably suspects fraudulent activity originating through the Affiliate, or if, for any reason, delinquencies on RALs originating through the Affiliate are considered unacceptable.

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

         d. All loan disbursement checks delivered to Taxpayers shall be cashier's ACR checks drawn on a loan disbursement account established by Bank, and shall be paid promptly upon presentment, unless Bank reasonably believes that it has a valid defense to the payment of such check. On a daily basis Bank will supply to Hewfant electronically a listing of all ACR checks issued in connection with RALs that have cleared.

         e. Bank will open a Deposit Account for each Taxpayer at Bank. Bank shall have the right to offset such refund when it is electronically deposited by the IRS against the total of the loan disbursement check previously delivered to the Taxpayer, plus the Tax Preparation Fee, Electronic Filing Fee, if any, the RAL Application Fee, the Bank Fee, the ACR Application Fee, the ACR Handling Fee, and any other applicable fees or deductions authorized by the Taxpayer. If the Taxpayer's refund exceeds the total of such amounts, Bank will promptly pay the excess amount to Taxpayer, provided that any such amount is at least $1.00.

         f. While this Agreement is in effect, subject to approval of Hewfant and JHTS, Bank will designate, pursuant to the provisions of Paragraph 19.i., the amount of the Bank Fees that are "Finance Charges" (as this term is defined in Federal Reserve Board Regulation Z), which Bank Fees shall be provided in Addendum No. 1 and be in effect for one (1) calendar year. Bank may change the Bank Fees designated by Bank by November 1 of the year before the calendar year in which the Bank Fees will be effective. Bank agrees to indemnify JHTS and Hewfant with regard to compliance with law as provided in the Indemnification Agreement appended hereto as Exhibit "B".

6.       BANK FEES AS LOAN LOSS RESERVE

         The Bank Fee for the RALs shall be reserved against losses on the RALs, applied against such loan losses and disbursed as provided in Addendum No. 1.

7.       BLANK CHECK STOCK

         JHTS will use the blank cashiers' ACR check stock provided by Bank, and will complete and affix laser generated facsimile signatures thereto only as authorized by Bank for the purposes described in this Agreement. JHTS shall use reasonable care to safeguard the blank ACR check stock supplied to it by Bank until each ACR check form is given to the appropriate Taxpayer, but JHTS shall not be responsible for any loss that occurs in connection with an ACR check after it is given to the Taxpayer. If a blank ACR check form should be discovered to have been lost, stolen or given to a person other than the proper Taxpayer, JHTS shall promptly report that fact to Bank. Upon termination of the Agreement, JHTS shall account to Bank for unused blank ACR check stock and return all unused ACR check stocks to Bank. JHTS shall maintain and transmit to Bank a record of ACR check stock or number issued to each Affiliate. JHTS shall also destroy all facsimile specimens.

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

         f. All charges and sums which Hewfant or JHTS authorizes Bank to deduct from the proceeds of an ACR or RAL made under the Program are owed to JHTS or others by the appropriate Taxpayer and the Taxpayer has authorized deduction of the charges or others from the ACR or RAL proceeds.

         g. All ACR checks completed by JHTS and other funds received from Bank for payment to Taxpayers will be delivered or mailed by JHTS to the appropriate Taxpayer.

         h. JHTS has complied and will continue to comply with all applicable laws, regulations, procedures and interpretations thereof relating to the payment of federal income tax and the preparation of federal income tax returns and has complied and will continue to comply with all applicable laws and regulations relating to the arranging for RALs in anticipation of the receipt of federal income tax refunds and the marketing and advertising of such arrangements. This warranty does not extend to those laws and regulations as to which Santa Barbara has given its warranty under Section 9.

         i. The blank loan disbursement ACR check stock and facsimile specimen provided by Bank to JHTS will be used only as authorized by Bank for purposes described in this Agreement and the blank ACR check stock will be returned, if unused, by September 1 of the calendar year for which those ACR checks have been prepared for use.

         j. These warranties shall survive the termination of this Agreement.

9.       WARRANTIES OF SANTA BARBARA

         Santa Barbara warrants to Hewfant and, as applicable, to JHTS, that (i) the evaluation and processing of Program Applications, the making and documentation of RALs to Taxpayers under the Program and the fees charged by Bank for such RALs will comply with all applicable state and federal laws and regulations, including without limitation, the federal Truth-In-Lending Act (15 U.S.C. 1601 et seq.), but excepting those laws and regulations as to which JHTS has given its warranty under Paragraph 8.h, and (ii) it has sufficient capital to fund the RALS provided by Hewfant to it in any Tax Season. These warranties shall survive the termination of this Agreement.

10.      GUARANTY OF RALS

         To induce Santa Barbara to make RALs to Taxpayers referred by JHTS and Hewfant pursuant to this Agreement, Hewfant and JHTS, jointly and severally, agree to enter into the Suretyship Agreement appended hereto as Exhibit "A."

11.      TERM AND TERMINATION

         a. The term of this Agreement shall begin on the date first written above and shall terminate on November 30, 1998.

         b. This Agreement may be terminated by any party upon fifteen (15) days written notice if: (a) applicable laws, regulations, or IRS procedures governing the making of RALs and ACRs make (or are claimed by an enforcement authority to make) the continued operation of the Program of questionable legality, either generally or in any area; or (b) the IRS ceases to permit JHTS to file income tax returns electronically or the Treasury Department ceases to deposit income tax refunds directly into accounts of Taxpayers with Bank. However, this Agreement may not be so terminated if either ACRs or RALs may still lawfully be offered to Taxpayers by Bank. (c) A breach of any material provision by either party not cured within ten days from issuance of a notice to cure such breach.

         c. Performance of duties which by their terms contemplate performance after the date of termination shall be completed in accordance with this Agreement. Such duties include, but are not limited to, collection of delinquencies, dispersal of proceeds, payments, and the like.

12.      OWNERSHIP OF LOANS

         Bank, Hewfant and JHTS agree that Bank will be sole owner of the RALs made under the Program. Santa Barbara, in consultation with Hewfant, will set credit underwriting standards to evaluate applications for Program loans from time to time. Santa Barbara may supply Hewfant no later than December 31 prior to any Tax Year, with an ASCII record of the names and social security numbers of all Taxpayers for which it will not authorize any RAL for that Tax Year, provided that this record is not excessive in size as determined by JHTS and Hewfant.

13.      LOAN LIMITS

         The maximum and minimum RAL loan amounts shall be as provided in the Addendum.

14.      JHTS FRANCHISEES (AFFILIATES)

         a. JHTS may from time to time arrange for independently owned offices franchised by or affiliated with JHTS ("Affiliates") to participate in the Program without such Affiliates having a direct agreement with Bank.

         b. JHTS agrees that such Affiliates will execute agreements requiring them to perform the duties and make the representations and warranties of Hewfant and JHTS to Bank with respect to RAL and ACR Applications submitted through and processed by them.

         c. Each Affiliate is responsible for any and all blank check forms which are provided to that Affiliate pursuant to this Program. In the event that blank ACR check forms that have been forwarded to an Affiliate have been or are presumed to have been lost, stolen or given to a person other than the proper Taxpayer, the Affiliate is responsible for any and all resultant loss, and the Affiliate will indemnify the Bank against such loss. If the Affiliate is unable or unwilling to indemnify Bank within 60 days of receipt of Bank's demand for indemnification, JHTS agrees that it shall be responsible for the actions of such Affiliates with respect to this Agreement and such Affiliates shall be deemed to be offices owned by JHTS for all purposes hereof, including without limitation the warranties of JHTS hereunder and JHTS shall indemnify the Bank for such loss.

15.      PARTICIPATION

         Santa Barbara may, from time to time, sell and assign one or more participation interests in the ACRs and RALs generated under the Program, and the participants to whom participation interests are sold may sell sub-participation interests; provided, however, that any financial institution purchasing a participation interest of more than 25% in any Program RALs shall act as a continuing surety and indemnitor of all of Bank's obligations under this Agreement.

16.      MARKETING AND OTHER MATERIALS

         a. Hewfant will develop marketing materials in connection with the Program. Santa Barbara will have the right to review promptly and approve all marketing materials produced by Hewfant in connection with the Program, provided that Santa Barbara's approval is not unreasonably withheld. Santa Barbara will develop certain other written materials (including collection letters and loan denial letters) for use in connection with the Program. Hewfant and JHTS will have the right to promptly review and approve such materials if they are meant for external use, provided that Hewfant's and JHTS's approvals are not unreasonably withheld.

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

18.      INDEMNIFICATION

         Hewfant and Jackson Hewitt, jointly and severally on the one part, and Santa Barbara individually on the other (herein, each an "Indemnitor"), shall indemnify the other against any liabilities and expenses, including legal fees, incurred by the other in connection with any claims, disputes, controversies or litigation arising out of (a) the failure of such Indemnitor to perform its duties and responsibilities under this Agreement, as it may be extended, renewed, modified or amended or (b) any breach of the Indemnitor's warranties made under this Agreement, as it may be extended, renewed, modified or amended. The indemnifying party shall have the right to control any action for which indemnity is required herein, through knowledgeable and experienced counsel of its choice; provided, however, that at the indemnitee's option, the indemnitee may participate in and contribute to such action and appoint its own counsel at any time, all of which shall be at such indemnitee's cost and expense. The liability of Hewfant and Jackson Hewitt hereunder shall jointly be limited to 65% of the liability and expenses for which such indemnification is being sought hereunder. This indemnity shall survive the termination of this Agreement. A copy of the form of Indemnification Agreement is appended hereto as Exhibit "B."

19.      MISCELLANEOUS

         a. This Agreement is binding on the parties hereto and their successors. Each party may assign its rights and delegate its obligations hereunder to any of its direct corporate parents, to any of its wholly-owned subsidiaries or to any affiliate. Other than as explicitly stated in this paragraph, this Agreement cannot be assigned to any party without the express written consent of all other parties, except that Santa Barbara may sell and assign one or more participation interests in the Bank Products at any time and from time to time pursuant to Paragraph 15 above without notice to or the consent of the other parties.

         b. This Agreement shall be governed by and interpreted under the internal laws of the State of California and, to the extent applicable, the United States of America.

         c. Notice, when required under this Agreement, shall be given in writing by first class U.S. Mail, postage prepaid, addressed as follows:

                           If to BANK:           Santa Barbara Bank
                                                 P.O. Box 1390
                                                 Solana Beach, CA  92075


                           If to JHTS:           Jackson Hewitt Inc.
                                                 4575 Bonney Road
                                                 Virginia Beach, VA  23462

                           If to Hewfant:        Hewfant Inc.
                                                 4575 Bonney Road
                                                 Virginia Beach, VA  23462

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

         h. From time to time Santa Barbara, its designated Bank and/or its or their banking examiners or auditors may perform physical audits of blank Bank ACR check stock, Program Application forms, copies of Taxpayers' 8453 Forms, and delinquency summaries by JHTS Affiliates in Hewfant's or JHTS's possession. Hewfant and JHTS will permit Santa Barbara, or its or their banking examiners or auditors, access to Hewfant's and/or JHTS's premises and records for the purpose of such audits, and will cooperate with Bank in connection with such audits.

         i. This Agreement may not be modified or amended without the written consent of JHTS., Hewfant and Bank. Any changes in terms or fees must be decided upon each year no later than December 1 or shall continue to remain in effect. Fees established on that date shall be as provided in the Addendum for the next Tax Season and may not be changed at any other time without the express, written consent of all parties.

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


Attest:                         SANTA BARBARA BANK & TRUST



                                BY:/s/ Richard H. Turner
                                   ----------------------------------
                                                 (SEAL)
                                Typed Name:  Richard H. Turner

                                Title:  Vice President

Attest:                         HEWFANT, INC.



                                BY: /s/ Keith E. Alessi
                                   ----------------------------------
                                                 (SEAL)

                                Typed Name:  Keith E. Alessi

                                Title:  President

Attest:                         JACKSON HEWITT INC.

                                BY:: /s/ Keith E. Alessi
                               ---------------------------------------
                                                 (SEAL)

                                Typed Name:  Keith E. Alessi

                                Title:  President

                            REFUND ANTICIPATION LOAN
                              TRANSMITTER AGREEMENT


THIS REFUND ANTICIPATION LOAN AGREEMENT ("Agreement") is made as of this first day of , 1998, by and between Santa Barbara Bank & Trust ("SBBT") a California Company with its principal office at 1021 Anacapa Street, Santa Barbara, CA and Hewfant, Inc., a sudsidiary of Jackson Hewitt, Inc. ("JHI"), a corporation with its principal office at , .

                                    Recitals

         WHEREAS, JHI is a company which transmits electronic tax returns directly to the Internal Revenue Service ("IRS").

         WHEREAS, for Federal individual income tax returns which qualify, JHI desires to offer through JHI franchise locations, (referred to as business partners or "BPs") and company owned stores ("Stores") a refund anticipation loan ("RAL") and refund transfer ("RT") program under which SBBT will make refund anticipation loans as well as providing additional financial services enumerated herein to taxpayers who are clients of EROs ("Clients") based upon the amount of their expected Federal income tax refund (the "JHI RAL Program" or the "Program"). An additional reference of Electronic Return Originator ("ERO") will be used when referring to the combined group of BPs and Stores.

         WHEREAS, SBBT desires to make RALs and RTs pursuant to this Program.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other valuable considerations, the parties hereto agree as follows:

                              TERMS AND CONDITIONS

                                  1. Locations.
-
SBBT has no territorial or contractual exclusions in the United States and will offer the Program nationally. Specifically, SBBT and JHI agree to offer the Program through BPs in the State of South Carolina, the metropolitan area surrounding Birmingham, Alabama and Stores located throughout the United States. Additional EROs may be added without amendment to this agreement.

                                 2. Exclusivity.
         JHI agrees that no EROs who are accepted to and participating in the SBBT Program will be permitted to submit, through the JHI Program, applications for RALs, RTs or substantially similar bank products to any bank product provider other than SBBT without prior written approval by SBBT. EROs found to be participating in both SBBT's Program and other bank programs will be terminated from SBBT's program.

                            3. Products and Pricing.

         SBBT will offer the following financial products and services to JHI :

         a.       Description:
         (i.) Refund Anticipation Loan: SBBT will Provide loans based on the expected Federal tax return refund amount as listed on IRS Form 8453, Part I, line 4. Loan amounts will be calculated to be the total of all non-EITC related refund plus up to $1,500 of EITC not to be less than the sum of all authorized fees plus $1 or greater than $4,000 including all authorized fees. Pricing will be separated into tiers based on loan amount as set forth in the attached exhibit "Pricing and Loan Ranges", incorporated herein by reference as "Exhibit A". SBBT will establish an account in the name of the taxpayer(s) claiming such refund for receipt of a direct deposit of the refund due as requested on the taxpayers' Form 8453, Part II, "Direct Deposit of Refund". All funds received will be used to offset the amount of the loan granted the taxpayer. All excess amounts will be disbursed to the taxpayer in a manner described in Sections 5 and 6 of this document.

         (ii.) Refund Transfer Check. SBBT will establish a deposit account in the name of the taxpayer(s) for receipt of the taxpayers Federal tax refund as described in IRS Form 8453. Upon receipt of the expected deposit, SBBT will deduct and pay all authorized fees and charges, including the bank's fee, and authorize a disbursement to be made by the ERO to the taxpayer via SBBT's cashiers check for the remaining balance.

         (v.) State Refund Transfer. SBBT will, upon the receipt of a Federal RAL or RT record, also disburse to the Client, refund amounts received from any state taxation entity which both accepts state income tax returns electronically and disburses refund amounts to the Client via direct deposit. Upon receipt of the expected deposit, SBBT will deduct and pay all additional authorized fees and charges, including the bank's fee, and authorize a disbursement to be made by the Client to the taxpayer using the cashiers check for the remaining balance.

         b. Retail Pricing Pricing and product tiering are set forth Exhibit A.

                        4. Incentive and Rebate Program.

         The SBBT Transmitter and ERO Incentive and Rebate programs are set forth in the attached exhibit "Transmitter Incentives and Rebates", incorporated herein by reference as "Exhibit B". All incentives and rebates for Transmitter will be held by SBBT in an account specifically designated for JHI rebates, and will be disbursed directly to JHI, initially on or around April 30, 1998, and monthly thereafter, the last calculation and payment occurring on August 30, 1998.

                                 5. Eligibility.

         Only Clients whose 1997 Federal income tax returns are filed with the IRS electronically through JHI and who are entitled to a refund of Federal income taxes paid for tax year 1997 of at least the sum of all fees plus $1 shall be eligible to receive a RAL. A Client who meets the foregoing requirements shall nevertheless be ineligible for a RAL if the Client does not certify to all the following:

         a. The Client does not owe any tax due and is not subject to any tax liens from prior tax years;

         b. The Client does not owe any delinquent child support and/or alimony payments;

         c. The Client does not owe any delinquent student loans, V.A. loans, or other Federally sponsored loans;

         d. The Client has not previously filed a 1997 Federal income tax return;

         e. The Client does not have a petition presently filed and does not anticipate filing a petition under any state or Federal bankruptcy or insolvency laws;

         f.       The Client is at least 18 years of age;

         g. The Client has not paid any estimated tax and/or did not have any amount of their 1996 refund applied to their 1997 tax return;

         h. The Client is not a first-time filer.

In addition, SBBT may decline to grant a RAL, notwithstanding the Client's certification to the foregoing matters, if SBBT receives current information from a reliable credit reporting agency or other reliable source indicating that the Client's income tax refund may be subject to attachment, delay or offset.

                              6. 'JHIs Procedures.

         a. After JHI has transmitted the Client's income tax return to the IRS, JHI shall transmit to SBBT electronically all information contained in SBBT's "1998 Refund Anticipation Loan File Layouts and Specifications" provided to JHI , incorporated herein by reference as "Exhibit D".

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

         b. Upon receiving notice from SBBT that a Client's RAL application has been approved or that an RT has been funded by the IRS, and if SBBT is not providing check printing services pursuant to Section 3(a) herein, JHI will transmit information to ERO enabling ERO to prepare a disbursement check by completing a blank check form supplied directly by SBBT. Such check shall be for the amount of the RAL or RT less, if ERO and Client elect, the total of all fees the Client has authorized SBBT to withhold from the RAL or RT and pay to ERO and ERO's customers that are in consideration for the preparation and filing of a Client's tax return ("ERO's Fee") less applicable ("Finance Charges").

         c. JHI shall distribute to each participating ERO its electronic filing software, which will enable ERO to file returns electronically through JHI to IRS, and will also permit ERO to send to SBBT via JHI the required information to process the RAL or RT. In addition, JHI will provide a check writing program to each ERO printing loan disbursement checks on site. This check writing program will be designed to permit checks to be written only in the name of the proper Client and only in the amount approved by SBBT as well as controlling the preparation of a truth-in-lending disclosure statement on a form which shall be a perforated stub of the blank check form. It will, in addition, have the capability of printing a second disbursement check when additional funds are received causing an additional amount due the Client. SBBT shall have the right to review and approve any software developed by JHI during the testing period referred to in Section 8 (b).

         d. After JHI has sent ERO a record authorizing the printing of the disbursement check, using the check writing software supplied by JHI, only in the amount of the net proceeds and only to the proper Client, and JHI has received the appropriate information from the ERO,JHI shall immediately transmit to SBBT a check reconciliation file, the content and layout of which is described in Exhibit D.

         e. At the reasonable request of SBBT, JHI or its Clients will deliver to SBBT a copy of any original application for a RAL or RT. Otherwise, JHI or its EROs will retain copies of such records associated with the Program for a twenty five month time period and the electronic filing of the Client's Federal income tax returns as the IRS requires.

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

                              7. SBBT's Procedures.

         a. On each day during the term of this agreement, including Saturdays, Sundays and holidays, SBBT will evaluate each application for a RAL transmitted to it on that day, in accordance with SBBT's normal loan underwiting criteria then in effect, and will make a reasonable effort to notify JHI electronically within two hours after it receives the application whether or not the RAL will be made. SBBT will not accept any applications from JHI at any time if SBBT receives notification from the IRS that the ERO is under investigation or SBBT reasonably suspects fraudulent activity originating through the ERO, or, if for any reason, loan delinquencies on RALs originating through the ERO are considered unacceptable. If SBBT employs a Credit Bureau, or other means of evaluating the credit worthiness of the loan request, in evaluating said application, and if a Credit Bureau report, or other information is unavailable at any given time, then SBBT shall make a best efforts attempt to notify JHI electronically whether or not the RAL will be made within eight hours after the opportunity for obtaining this information commences. SBBT shall not be considered in breach of this agreement, nor shall it be an event of default, if SBBT, after a good faith effort, is not able to notify JHI within eight hours.

         b. With respect to loan approval for RAL applications filed in certain specified Jackson Hewitt franchises or company-owned stores (applicable sites listed in Exhibit C "Applicable Sites"), Bank's normal loan underwriting criteria will apply subject to the following modification: Bank will suspend the requirement of prior year filing history when Bank can establish (identify) a credit history of one year or more for the applicant. Said credit history will be established by the existence for said applicant of a trade line originated more than 12 months prior to the receipt of the RAL application. Bank further warrants that this modification to normal loan underwriting criteria for Applcable Sites will not be altered during the term of this agreement without the express, written consent of JHI.

         c. At the time SBBT notifies JHI that a RAL will be made or an RT has been funded, SBBT will transfer the amount of the disbursement check to a segregated disbursement account at SBBT. All such disbursement checks delivered to Clients shall be drawn on such loan disbursement account and shall be paid promptly upon presentment.

         d. If the Client's refund received from the IRS exceeds the total of such amounts owed, or if, after the loan is denied, the return is accepted by the IRS and Direct Deposit is made to the account at SBBT, SBBT will send a check authorization record in the amount of the excess or the deposit respectively, (after adjusting for and posting fees) to JHI the NET deposit of the refund. If the refund is less than the expected amount, SBBT will notify the ERO and Client. In the event a RAL application is denied and the IRS Direct Deposit is made by the IRS, SBBT's fee will be changed from the appropriate RAL fee as indicated on the application, to SBBT's prevailing RT fee, listed in Exhibit A.

         e. SBBT shall make available weekly to JHI a file which shall include a list of ACH transmissions from the IRS to SBBT and a list of all paid items.

         f. SBBT will send a proper loan denial notice under Truth-In-Lending and other applicable laws to each Client who requested a RAL, whose return was accepted by IRS but whose application had been declined by SBBT.

                                  8. Timetable

         In order to have the Program fully operational by the date on which the IRS will permit tax returns to be filed electronically, the parties shall adhere to the following timetable:

         a. SBBT shall provide file layouts and developer specifications on or before November 1, 1997.

         b. SBBT and JHI shall be prepared to test the integrity of software communications using a test transmission of no less than 30 test returns on or before by December 31, 1997. Test returns used may be the same test returns used in testing with the Internal Revenue Service.

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

         d. Each ERO has completed a joinder supplied to ERO by JHI and SBBT has approved such application prior to JHI transmitting RAL requests to SBBT from that ERO. In addition, each ERO which has completed an application to participate in the program is a firm, organization or individual who deals directly with the taxpayer and who i) prepares a tax return for the purpose of having an electronic return produced; ii) obtains the taxpayer's signature on Federal and State Forms 8453, Individual Income Tax Declaration for Electronic Filing; and iii) completes Part IV of Federal Form 8453, and for applicable State Form 8453 section, as the paid preparer and/or the electronic return originator.

         e. JHI will not transmit any Client applications for RALs to SBBT for approval from any particular ERO if SBBT has notified JHI that SBBT is no longer accepting RAL requests from that ERO.

         f. JHI has complied and will comply with the SBBT's 1998 Refund Anticipation Loan File Layouts and Specifications in all material respects.

         These warranties shall survive the termination of this agreement.

                            11. Term and Termination

         a. The term of this agreement shall begin on the date first written above and shall end December 1, 1998. SBBT reserves the right to modify components of the Program at its discretion during the term of this agreement.

         b. Each party may terminate this agreement upon the material breach by the other party of the terms hereof if that non-breaching party gives the breaching party written notice of the breach and the breaching party fails to cure such breach within ten days after the notice is sent.

         c. Either party may terminate this agreement immediately upon notice if there is a change in any applicable law or regulation governing the making of RALs or in tax return and refund processing by the Internal Revenue Service or in features of the Program by either party which makes the continued operation of the Program impractical, potentially unprofitable, or of questionable legality.

                             12. Ownership of Loans

The parties agree that SBBT will be the sole owner of the loans made under the Program. In addition, SBBT shall have the authority to transfer or assign such loans to any affiliate of Santa Barbara Bank & Trust at any time.




                        13. Marketing and Other Materials

         a. SBBT and JHI will have the right to review and approve all marketing materials used to promote the program which refer to the other party either directly or indirectly, provided that such review is conducted promptly and approval is not unreasonably withheld.

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

                            14. No Use of SBBT's Name

         If JHI wishes to use SBBT's name in its advertising and promotional literature describing RALs and how the Program works, it must first submit the purposed copy to SBBT and obtain SBBT's specific permission. This requirement is not applicable to communication with existing ERO customers of JHI.

                          15. Confidential Information

         Both parties hereto shall safeguard all data and other information made available to it by the other party which such other party has marked or otherwise affirmatively identified as being confidential in nature, taking reasonable precautions to withhold the same from disclosure to the same extent that it would safeguard its own confidential information and data. Such confidential information shall not include information which otherwise may be generally available to the public, or rightfully obtained by or from third parties. In addition to the foregoing, SBBT specifically agrees not to make copies of or disclose to any other person or firm, other than to Santa Barbara Bank and Trust employees, the names of EROs or Clients or any other identifying information obtained exclusively through its relationship with JHI as set forth in this agreement for any purpose other than in making loans under the Program, without the consent of the JHI. The foregoing sentence shall not preclude SBBT from using its own records of loans which were declined under the Program as reference material in the event any Client whose application was declined subsequently applies directly to SBBT for a loan. The undertaking of this Section shall survive the termination of this agreement.

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


                                   If to SBBT:

                           Santa Barbara Bank & Trust
                               1021 Anacapa Street
                               Post Office Box JJ
                             Santa Barbara, CA 93102

                                   If to JHI:

                                  Hewfant Inc.
                                4575 Bonney Road
                            Virginia Beach, VA 23462
                             attn.: Keith E. Alessi


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


Santa Barbara Bank & Trust                           Hewfant, Inc.

By:      /s/ Richard H. Turner                By:      /s/ Keith E. Alessi
     ----------------------                          ---------------------------

         Richard H. Turner                                    Keith E. Alessi
         Vice President, RAL Program Director                          President


Date:    November 20, 1997                Date:    November 24, 1997
     ---------------------                     ---------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------
                             Pricing and Loan Ranges
--------------------------------------------------------------------------------

                           Santa Barbara Bank & Trust


                           Effective December 1, 1997

                          I. Refund Anticipation Loans

-------------------------------------------------------------------------------
                           LOAN AMOUNT RANGES*                         SBBT FEE
                          Loan Amount Between:
-------------------------------------------------------------------------------

                       Sum of All Fees + $1 - $500                        $47
                              $501 - $1,000                               $57
                             $1,001 - $1,500                              $67
                             $1,501 - $2,000                              $87
                             $2,001 - $4,000                             $102
-------------------------------------------------------------------------------
*  Loan amount includes up to $1,500 of Earned Income Tax Credit.

                            II. Refund Transfer Check

------------------------------------ -------------------------------

                    All Amounts:       $24

------------------------------------ -------------------------------

                           III. State Refund Transfer

------------------------------------- ------------------------------

           All Amounts                    $10

------------------------------------- ------------------------------

                                       IV. Federal Tax Refund Limit

----------------------------------------- -------------------------------

               Minimum Refund Amount:            Sum of All Fees + $1
               Maximum Refund Amount:                   $9,999

-------------------------------------------------------------------------

Product features and pricing are subject to change at the discretion of Santa Barbara Bank & Trust.

                                    EXHIBIT B

-----------------------------------------------------------------------------
                      Hewfant, Inc. Incentives and Rebates
-----------------------------------------------------------------------------

                           Santa Barbara Bank & Trust

                              Terms and Conditions

                           Effective December 1, 1997


               I. Refund Anticipation Loan Performance Incentives

Transmitter performance incentives for Refund Anticipation Loans will be paid by Santa Barbara Bank & Trust according to the following conditions:

      Loan  loss  will  be  calculated  by  dividing   total  loans  in  dollars
     outstanding as of the end of business, August 1, 1998, by the total loans in dollars made to the Transmitter's clients during the 1998 RAL season.

      Loan amount shall be defined as the total disbursement to the taxpayer plus the sum of all fees.

      RAL Performance Incentives listed below will be paid per qualified loan. A qualified loan shall be defined as a loan which has been paid in full prior to August 1, 1998.

      Initial loan loss calculation will occur on April 18, 1998. Any rebates due will be paid within 10 business days of that calculation via ACH

      Final loan loss calculation will occur on August 1, 1998. Any incentive due will be paid within 10 business days of that evaluation via ACH.

      The bank reserves the right to employ third party loan collection services at its discretion. Costs incurred in this process will not be considered "paid" amounts in calculating loan loss ratios. Use of these services will be disclosed to the transmitter prior to implementation.

-------------------------------------------------------------------------------

                        RAL Performance Incentive Summary
                             Loan Loss Incentive to
                           Less Than ___ Hewfant, Inc.
                                   4.00% $3.00
                                   3.50% $3.00
                                   3.00% $6.00
                                   2.50% $8.00
                                  2.00% $10.00
                                  1.50% $12.00
                                  1.00% $14.00
                                  0.50% $16.00
                                  0.00% $16.00

-------------------------------------------------------------------------------

                   II. Refund Anticipation Loan Volume Rebate

      Each qualified Refund Anticipation Loan (RAL) shall earn a rebate based on the schedule listed below. A qualified loan shall be defined as a loan which has been approved for disbursement.

      Initial volume rebate calculation will occur on May 15, 1998. Any rebates due will be paid within ten business days of that calculation via ACH.

      The second volume rebate calculation will occur on August 1, 1998. Any incentive due will be paid within 10 business days of that evaluation via ACH. All rebates earned after August 1, 1998, will be paid weekly via ACH as funding occurs.

--------------------------------------------------------------------------------

                            RAL Volume Rebate Summary
                            $20.00 per Qualified RAL

--------------------------------------------------------------------------------

                           III. Refund Transfer Check

      Each qualified Refund Transfer shall earn a rebate based on the schedule listed below. A qualified Refund Transfer shall be defined as any Refund Transfer request or denied RAL which is fully funded prior to November 14, 1998.


                                EXHIBIT B (cont.)


      Initial volume rebate calculation will occur on May 15, 1998. Any rebates due will be paid within ten business days of that calculation via ACH.

      The second volume rebate calculation will occur on August 1, 1998. Any incentive due will be paid within 10 business days of that evaluation via ACH. All rebates earned after August 1, 1998 will be paid weekly via ACH as funding occurs.




-------------------------------------------------------------------------

                   Refund Transfer Check Volume Rebate Summary
                      $13.00 per Qualified Refund Transfer

-------------------------------------------------------------------------

July 2, 1997


Keith E. Alessi
Jackson Hewitt Inc.
4575 Bonney Road
Virginia Beach, VA 23462

Re: Master License Agreement Renewal

Dear Keith:

Under the terms of the Master License Agreement dated October 15, 1988, between Montgomery Ward & Co., Incorporated and Jackson Hewitt, Inc., we are advising you bu written notice that we are offering to extend the Agreement for another year to October 15, 1998.

If you accept the extension of the Agreement, please sign and date both copies of this letter and retain one copy of the letter and return the other copy to:

Montgomery Ward Plaza
Business Ventures, 5-3
844 N. Larrabee
Chicago, IL 60671
Attn: Gladys Santos

Sincerely,

/s/Jerry Langer
--------------------------
Jerry Langer
Manager, Business Ventures

ACCEPTED AND AGREED TO THIS 17thDAY OF July  , 1997

JACKSON HEWITT, INC.

BY\:      /s/Keith E. Alessi
          --------------------------------
                 Keith E. Alessi

TITLE:  President/CEO